Form 10-Q
period 1995-06-30
IEA INCOME FUND XI LP
filed 1995-08-11
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    ------
                         Commission file number 0-19770

                            IEA INCOME FUND XI, L.P.
             (Exact name of registrant as specified in its charter)


          California                                            94-3122430
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


         444 Market Street, 15th Floor, San Francisco, California  94111
         (Address of principal executive offices)               (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---

                            IEA INCOME FUND XI, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                                PAGE
PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                                        2

          Statements of Operations for the three and six months ended June 30, 1995 and 1994 (unaudited)          3

          Statements of Cash Flows for the six months ended June 30, 1995 and 1994 (unaudited)                    4

          Notes to Financial Statements (unaudited)                                                               5

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION

 Item 5.  Other Materially Important Events                                                                       9

 Item 6.  Exhibit and Reports on Form 8-K                                                                         9


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                              June 30,          December 31,
                                                                1995               1994
                        Assets                              -----------       ---------------
                        ------
Current assets:
  Cash, includes $433,473 at June 30, 1995 and $247,749
    at December 31, 1994 in interest-bearing accounts       $   447,964       $   258,118
  Short-term investments                                      1,553,982         1,312,739
  Net lease receivables due from Leasing Company
    (notes 1 and 2)                                           1,005,904         1,276,240
                                                            -----------       -----------
         Total current assets                                 3,007,850         2,847,097
                                                            -----------       -----------

Container rental equipment, at cost                          36,092,198        36,194,456
  Less accumulated depreciation                               8,149,119         7,141,246
                                                            -----------       -----------
    Net container rental equipment                           27,943,079        29,053,210
                                                            -----------       -----------
Organization costs, net                                         236,594           306,917
                                                            -----------       -----------
                                                            $31,187,523       $32,207,224
                                                            ===========       ===========
     Liabilities and Partners' Capital

Current liabilities:
  Accrued expenses                                          $    75,000       $    75,000
  Due to general partner (notes 1 and 3)                        175,176           347,994
                                                            -----------       -----------
         Total current liabilities                              250,176           422,994
                                                            -----------       -----------
Partners' capital (deficit):
  General partner                                               (40,686)          (50,994)
  Limited partners                                           30,978,033        31,835,224
                                                            -----------       -----------

         Total partners' capital                             30,937,347        31,784,230
                                                            -----------       -----------

                                                            $31,187,523       $32,207,224
                                                            ===========       ===========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended               Six Months Ended
                                                --------------------------      -------------------------
                                                 June 30,        June 30,        June 30,       June 30,
                                                   1995            1994            1995           1994
                                                ----------      ----------      ----------     ----------
Net lease revenue (notes 1 and 4)               $1,260,857      $1,402,069      $2,491,316     $2,629,308

Other operating expenses:
  Depreciation                                     561,822         562,675       1,114,843      1,125,572
  Other general and administrative expenses         29,814          33,693          52,132         53,583
                                                ----------      ----------      ----------     ----------
                                                   591,636         596,368       1,166,975      1,179,155
                                                ----------      ----------      ----------     ----------
    Earnings from operations                       669,221         805,701       1,324,341      1,450,153

Other income:
  Interest income                                   27,903          13,318          55,212         24,428
  Net gain on disposal of equipment                 10,645          14,031          18,966         24,756
                                                ----------      ----------      ----------     ----------
                                                    38,548          27,349          74,178         49,184
                                                ----------      ----------      ----------     ----------
    Net earnings                                $  707,769      $  833,050      $1,398,519     $1,499,337
                                                ==========      ==========      ==========     ==========
Allocation of net earnings:

  General partner                               $   63,227      $   56,132      $  122,578     $  108,957
  Limited partners                                 644,542         776,918       1,275,941      1,390,380
                                                ----------      ----------      ----------     ----------
                                                $  707,769      $  833,050      $1,398,519     $1,499,337
                                                ==========      ==========      ==========     ==========
Limited partners' per unit share of net
  earnings                                      $      .32      $      .39      $      .64     $      .70
                                                ==========      ==========      ==========     ==========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                    Six Months Ended
                                                            ------------------------------
                                                              June 30,          June 30,
                                                                1995              1994
                                                            ------------      -----------
Net cash provided by operating activities                    $ 2,831,818      $ 2,377,347

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                72,065           49,711
  Purchases of container rental equipment                        (51,975)         (19,600)
  Acquisition fees paid to general partner                      (175,417)        (173,646)
                                                             -----------      -----------

       Net cash used in investing activities                    (155,327)        (143,535)
                                                             -----------      -----------
Cash flows used in financing activities:
  Distribution to partners                                    (2,245,402)      (2,105,064)
                                                             -----------      -----------

Net increase in cash and cash equivalents                        431,089          128,748

Cash and cash equivalents at January 1                         1,570,857        1,649,034
                                                             -----------      -----------

Cash and cash equivalents at June 30                         $ 2,001,946      $ 1,777,782
                                                             ===========      ===========


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Income Fund XI, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on July 30, 1990 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.

                            IEA INCOME FUND XI, L.P.

                    Notes to Unaudited Financial Statements

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                     June 30,     December 31,
                                                       1995          1994
                                                    ----------   --------------
Lease receivables, net of doubtful accounts
  of $153,350 at June 30, 1995 and $181,262 at
  December 31, 1994                                 $1,707,878     $1,892,212
Less:
Direct operating payables and accrued expenses         299,396        239,620
Damage protection reserve                              206,471        164,467
Base management fees                                   177,846        179,226
Reimbursed administrative expenses                      18,261         32,659
                                                    ----------     ----------
                                                    $1,005,904     $1,276,240
                                                    ==========     ==========

(3)  Due to General Partner and its Affiliates

     The amounts due to CCC and its affiliates at June 30, 1995 and December 31, 1994 consist of acquisition fees.

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                    Three Months Ended               Six Months Ended
                                                --------------------------      -------------------------
                                                 June 30,        June 30,        June 30,       June 30,
                                                   1995            1994            1995           1994
                                                ----------      ----------      ----------     ----------
Rental revenue                                  $1,806,295      $1,865,808      $3,535,147     $3,604,269

Rental equipment
 operating expenses                                327,419         226,906         608,090        527,505
Base management fees                               121,758         146,103         244,758        243,999
Reimbursed administrative expenses                  96,261          90,730         190,983        203,457
                                                ----------      ----------      ----------     ----------
                                                $1,260,857      $1,402,069      $2,491,316     $2,629,308
                                                ==========      ==========      ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

    At June 30, 1995, the Registrant's cash balances increased $431,089, allowing the Registrant to increase its cash distribution from operations for the second time during 1995. This distribution, payable in August 1995, increased from 11% (annualized) to 11.5% (annualized) of the limited partners' original capital contribution. During the first six months of 1995, the Registrant's collection of outstanding lease receivables and sales proceeds has been favorable, contributing to the aforementioned increase in cash and cash equivalents, and to a $270,336 decline in net lease receivables due from the Leasing Company. Additionally, direct operating payables and accrued expenses, a component of net lease receivables, increased $59,776. This increase results from a $26,621 increase in accrued operating expenses and a $33,155 increase in deferred revenue from advance billings to container lessees. The reserve for container repairs covered under the damage protection plan increased $42,004 as a result of an increase in the estimated repairs covered by the plan. The amount due to the General Partner declined $172,818, as the Registrant continued to make payments to the General Partner for acquisition fees deferred during the build-up phase of the Registrant's fleet and operations.

    During the first six months of 1995, the Registrant acquired 21 new twenty-foot dry cargo containers at an aggregate manufacturers' invoice cost of $51,975 , replacing containers which had been lost or damaged beyond repair. The Registrant's cash balances at June 30, 1995 include additional sales proceeds from equipment disposals in the amount of approximately $31,000. The Registrant will use these sales proceeds in subsequent periods to purchase additional containers as replacement for such lost or damaged containers.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

    During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

    The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average dry cargo container per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. However, the refrigerated container per-diem rental rates declined approximately 13% and 8% from the three and six-month periods ended June 30, 1994, respectively, as many of the term leases originally entered into during the Registrant's initial year of operations have since been renewed at lower, current market rates. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                    Three Months Ended               Six Months Ended
                                                --------------------------      -------------------------
                                                 June 30,        June 30,        June 30,       June 30,
                                                   1995            1994            1995           1994
                                                ----------      ----------      ----------     ----------
Average Fleet Size (measured in
  twenty-foot equivalents (TEU))
    Dry cargo containers                         13,092          13,110          13,102         13,115
    Refrigerated cargo containers                   200             200             200            200
Average Utilization
    Dry cargo containers                             90%             90%             90%            88%
    Refrigerated cargo containers                    97%             99%             98%            99%

Rental equipment operating expenses increased 44% and 15% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. These increases were attributable to costs associated with the recovery actions against the doubtful accounts of certain lessees, including container recovery expenses and the provision for doubtful accounts, as well as an increase in container repair and maintenance.

                          PART II - OTHER INFORMATION

Item 5.  Other Materially Important Events

         Equipment Acquisitions

         During the three-month period ended June 30, 1995, the Registrant purchased 21 twenty-foot dry containers at an average cost of $2,475 per container.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                27 - Financial Data Schedule

         (b) In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IEA INCOME FUND XI, L.P.

                                     By  Cronos Capital Corp.
                                         The General Partner


                                     By  /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  August 10, 1995

                                 EXHIBIT INDEX


Exhibit
  No.                             Description
- -------                           -----------
  27                       Financial Data Schedule