Form 10-Q
period 1995-09-30
IEA INCOME FUND XI LP
filed 1995-11-13
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ______


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
                                          -----      -----

                            IEA INCOME FUND XI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                       2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                    3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                              4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                                   5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                  7
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                                             9

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                    September 30,      December 31,
                                                                        1995               1994
                                                                    ------------       ------------
                   Assets
                   ------
Current assets:
    Cash, includes $428,730 at September 30, 1995 and $247,749
       at December 31, 1994 in interest-bearing accounts            $    428,776       $    258,118
    Short-term investments                                             1,630,000          1,312,739
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                 1,007,339          1,276,240
                                                                    ------------       ------------

           Total current assets                                        3,066,115          2,847,097
                                                                    ------------       ------------

Container rental equipment, at cost                                   36,018,134         36,194,456
    Less accumulated depreciation                                      8,879,853          7,141,246
                                                                    ------------       ------------
       Net container rental equipment                                 27,138,281         29,053,210
                                                                    ------------       ------------

Organization costs, net                                                  201,432            306,917
                                                                    ------------       ------------

                                                                    $ 30,405,828       $ 32,207,224
                                                                    ============       ============

      Liabilities and Partners' Capital
      ---------------------------------
Current liabilities
    Accrued expenses                                                $     75,000       $     75,000
    Due to general partner (notes 1 and 3)                                88,767            347,994
                                                                    ------------       ------------

           Total current liabilities                                     163,767            422,994
                                                                    ------------       ------------

Partners' capital (deficit):
    General partner                                                      (27,992)           (50,994)
    Limited partners                                                  30,270,053         31,835,224
                                                                    ------------       ------------

           Total partners' capital                                    30,242,061         31,784,230
                                                                    ------------       ------------

                                                                    $ 30,405,828       $ 32,207,224
                                                                    ============       ============


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                     ------------------------------   ----------------------------
                                                     September 30,    September 30,   September 30,  September 30,
                                                         1995            1994             1995           1994
                                                      ----------      ----------      ----------      ----------
Net lease revenue (notes 1 and 4)                     $1,247,731      $1,085,416      $3,739,047      $3,714,724
Other operating expenses:
   Depreciation                                          786,311         561,810       1,901,154       1,687,382
   Other general and administrative expenses               9,286          24,424          61,418          78,007
                                                      ----------      ----------      ----------      ----------
                                                         795,597         586,234       1,962,572       1,765,389
                                                      ----------      ----------      ----------      ----------
     Earnings from operations                            452,134         499,182       1,776,475       1,949,335

Other income:
   Interest income                                        25,605          18,217          80,817          42,645
   Net gain on disposal of equipment                      19,845             758          38,811          25,514
                                                      ----------      ----------      ----------      ----------
                                                          45,450          18,975         119,628          68,159
                                                      ----------      ----------      ----------      ----------
     Net earnings                                     $  497,584      $  518,157      $1,896,103      $2,017,494
                                                      ==========      ==========      ==========      ==========
Allocation of net earnings:

   General partner                                    $   72,338      $   44,313      $  194,916      $  153,270
   Limited partners                                      425,246         473,844       1,701,187       1,864,224
                                                      ----------      ----------      ----------      ----------
                                                      $  497,584      $  518,157      $1,896,103      $2,017,494
                                                      ==========      ==========      ==========      ==========
Limited partners' per unit share of net earnings      $      .21      $      .23      $      .85      $      .93
                                                      ==========      ==========      ==========      ==========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                            -----------------------------
                                                            September 30,    September 30,
                                                                1995             1994
                                                            -----------------------------
Net cash provided by operating activities                   $ 4,039,904       $ 3,436,971

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment             145,514           100,202
   Purchase of container rental equipment                          --             (19,600)
   Acquisition fees paid to general partner                    (259,227)         (260,055)
                                                            -----------       -----------

         Net cash used in investing activities                 (113,713)         (179,453)
                                                            -----------       -----------

Cash flows used in financing activities:
   Distribution to partners                                  (3,438,272)       (3,192,681)
                                                            -----------       -----------

Net increase in cash and cash equivalents                       487,919            64,837

Cash and cash equivalents at January 1                        1,570,857         1,649,034
                                                            -----------       -----------

Cash and cash equivalents at September 30                   $ 2,058,776       $ 1,713,871
                                                            ===========       ===========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                      September 30,   December 31,
                                                          1995            1994
                                                      -------------   ------------
Lease receivables, net of doubtful accounts
   of $172,819 at September 30, 1995 and $181,262
   at December 31, 1994                                $1,693,753      $1,892,212
Less:
Direct operating payables and accrued expenses            286,484         239,620
Damage protection reserve                                 198,117         164,467
Base management fees                                      174,545         179,226
Reimbursed administrative expenses                         27,268          32,659
                                                       ----------      ----------
                                                       $1,007,339      $1,276,240
                                                       ==========      ==========


(3)   Due to General Partner and its Affiliates

      The amounts due to CCC and its affiliates at September 30, 1995 and December 31, 1994 consist of acquisition fees.

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994 was as follows:

                                                       Three Months Ended              Nine Months Ended
                                                  -----------------------------   -----------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                      1995            1994            1995            1994
                                                  -------------   -------------   -------------   -------------
           Rental revenue                          $1,829,564      $1,810,302      $5,364,711      $5,414,570

           Rental equipment
             operating expenses                       350,787         478,028         958,877       1,005,532
           Base management fees                       120,640         143,586         365,398         387,585
           Reimbursed administrative expenses         110,406         103,272         301,389         306,729
                                                   ----------      ----------      ----------      ----------
                                                   $1,247,731      $1,085,416      $3,739,047      $3,714,724
                                                   ==========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

      During the first nine months of 1995, the Registrant's cash balances increased by $487,919 to $2,058,776, allowing the Registrant to increase its cash distributions from operations for the third time during 1995. This distribution, payable in November 1995, increased from 11.5% (annualized) to 12.0% (annualized) of the limited partners' original capital contribution. During the first nine months of 1995, the Registrant's collection of outstanding lease receivables and sales proceeds has been favorable, contributing to the aforementioned increase in cash and cash equivalents, and to a $268,901 decline in net lease receivables due from the Leasing Company. Additionally, direct operating payables and accrued expenses, a component of net lease receivables, increased $46,864. This increase was comprised of a $6,195 increase in accrued operating expenses and a $40,669 increase in deferred revenue from advance billings to container lessees. The reserve for container repairs covered under the damage protection plan increased $33,650 as a result of an increase in the number of containers covered by the plan. The amount due to the General Partner declined $259,227 as the Registrant continued to make payments to the General Partner for acquisition fees deferred during the build-up phase of the Registrant's fleet and operations. The Registrant expects all deferred acquisition fees due to the General Partner to be paid by the fourth quarter of 1995.

      During the first nine months of 1995, the Registrant acquired 21 new twenty-foot dry cargo containers at an aggregate manufacturers' invoice cost of $51,975, replacing containers which had been lost or damaged beyond repair. The Registrant's cash balances at September 30, 1995 include additional sales proceeds from equipment disposals in the amount of approximately $104,000. The Registrant expects to use these sales proceeds during the fourth quarter of 1995 to purchase additional containers as replacements for lost or damaged containers.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

      Net lease revenue for the third quarter of 1995 was $1,247,731, an increase of 15% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $1,829,564 as compared to $1,810,302 for the same period last year. For the first nine months of 1995, net lease revenue was $3,739,047, consistent with the first nine months of 1994. Gross rental revenue declined slightly to $5,364,711 over the same nine-month period.

      Gross rental revenue experienced little change when compared with the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues helped to offset the effects of a slightly lower fleet size and lower utilization rates. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher average dry cargo container per-diem rental rates. Accordingly, these rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline. However, average refrigerated container per-diem rental rates declined approximately 4% and 6% from the three and nine-month periods ended September 30, 1994, respectively, as many of the term leases originally entered into during the Registrant's initial year of operations have since been renewed at lower, current market rates.

      The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                    Three Months Ended             Nine Months Ended
                                                ----------------------------  ----------------------------
                                                September 30,  September 30,  September 30,  September 30,
                                                    1995           1994           1995           1994
                                                -------------  -------------  -------------  -------------
         Average Fleet Size (measured in
             twenty-foot equivalents (TEU))
                Dry cargo containers               13,063         13,092         13,090         13,107
                Refrigerated containers               200            200            200            200
         Average Utilization
                Dry cargo containers                   89%            91%            90%            89%
                Refrigerated containers                99%            99%            99%            99%


      During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

      Declines in the provision for repairs covered by the damage protection plan, and the provision for doubtful accounts, were contributing factors to a decline in rental equipment operating expenses of 27% and 5%, when compared to the same three and nine-month periods ended September 30, 1994, respectively.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Number                       Description                         Method of Filing
               ------                       -----------                         ----------------
                 27                    Financial Data Schedule             Filed with this Document

          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                IEA INCOME FUND XI, L.P.

                                By     Cronos Capital Corp.
                                       The General Partner


                                By      /s/ JOHN KALLAS
                                       ---------------------------------------
                                       John Kallas
                                       Vice President, Chief Financial Officer
                                       Principal Accounting Officer


Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
            No.                                         Description
         -------                                        -----------
           27                                     Financial Data Schedule