Form 10-Q
period 1996-03-31
IEA INCOME FUND XI LP
filed 1996-05-15
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                            IEA INCOME FUND XI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                     PAGE


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                             12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                               March 31,          December 31,
                                                                 1996                1995

                   Assets
                   ------
Current assets:

    Cash, includes $442,217 at March 31, 1996 and $295,315
       at December 31, 1995 in interest-bearing accounts       $    448,413      $    299,445
    Short-term investments                                        1,351,823         1,725,139
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                              974,764           969,993
                                                               ------------      ------------

           Total current assets                                   2,775,000         2,994,577
                                                               ------------      ------------

Container rental equipment, at cost                              35,937,914        36,036,469
    Less accumulated depreciation                                 9,654,928         9,156,748
                                                               ------------      ------------
       Net container rental equipment                            26,282,986        26,879,721
                                                               ------------      ------------

Organizational costs, net                                           131,109           166,270
                                                               ------------      ------------

                                                               $ 29,189,095      $ 30,040,568
                                                               ============      ============

      Liabilities and Partners' Capital
      ---------------------------------

Current liabilities:
    Accrued expenses                                           $     75,000      $     75,000
    Due to general partner (notes 1 and 3)                             --               5,100
    Due to manufacturer                                                --             102,000
                                                               ------------      ------------

           Total current liabilities                                 75,000           182,100
                                                               ------------      ------------

Partners' capital (deficit):

    General partner                                                 (22,478)          (24,831)
    Limited partners                                             29,136,573        29,883,299
                                                               ------------      ------------

           Total partners' capital                               29,114,095        29,858,468
                                                               ------------      ------------

                                                               $ 29,189,095      $ 30,040,568
                                                               ============      ============



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended
                                                      ------------------
                                                     March 31,       March 31,
                                                       1996            1995
                                                       ----            ----


Net lease revenue (notes 1 and 4)                    $1,061,220     $1,230,459

Other operating expenses:

   Depreciation                                         559,975        553,021
   Other general and administrative expenses             16,727         22,318
                                                     ----------     ----------
                                                        576,702        575,339
                                                     ----------     ----------

     Earnings from operations                           484,518        655,120

Other income:

   Interest income                                       24,555         27,309
   Net gain on disposal of equipment                      9,593          8,321
                                                     ----------     ----------
                                                         34,148         35,630
                                                     ----------     ----------

     Net earnings                                    $  518,666     $  690,750
                                                     ==========     ==========

Allocation of net earnings:

   General partner                                   $   65,506     $   59,351

   Limited partners                                     453,160        631,399
                                                     ----------     ----------

                                                     $  518,666     $  690,750
                                                     ==========     ==========

Limited partners' per unit share of net earnings     $      .23     $      .32
                                                     ==========     ==========


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               Three Months Ended
                                                               ------------------
                                                           March 31,          March 31,
                                                             1996               1995
                                                             ----               ----


Net cash provided by operating activities                  $ 1,068,256      $ 1,393,925


Cash flows provided by (used in) investing activities:
   Proceeds from disposal of equipment                          77,535           41,291
   Purchase of container rental equipment                     (102,000)            --
   Acquisition fees paid to general partner                     (5,100)         (86,409)
                                                           -----------      -----------


         Net cash used in investing activities                 (29,565)         (45,118)
                                                           -----------      -----------


Cash flows used in financing activities:
   Distribution to partners                                 (1,263,039)      (1,105,159)
                                                           -----------      -----------


Net increase (decrease) in cash and cash equivalents          (224,348)         243,648


Cash and cash equivalents at January 1                       2,024,584        1,570,857
                                                           -----------      -----------


Cash and cash equivalents at March 31                      $ 1,800,236      $ 1,814,505
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.




                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

      (2) Net Lease Receivables Due from Leasing Company

          Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:


                                                              March 31,     December 31,
                                                                1996            1995
                                                                ----            ----

           Lease receivables, net of doubtful accounts
              of $210,600 at March 31, 1996 and $192,455
              at December 31, 1995                            $1,572,645     $1,619,922
           Less:
           Direct operating payables and accrued expenses        264,149        291,464
           Damage protection reserve                             163,914        165,172
           Base management fees                                  141,502        163,004
           Reimbursed administrative expenses                     28,316         30,289
                                                              ----------     ----------

                                                              $  974,764     $  969,993
                                                              ==========     ==========


      (3) Due to General Partner

          The amounts due to CCC at December 31, 1995 consisted of acquisition fees.

                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995 was as follows:



                                                       Three Months Ended
                                                       ------------------
                                                   March 31,         March 31,
                                                     1996               1995
                                                     ----               ----


           Rental revenue                          $1,597,425     $1,728,852

           Rental equipment operating expenses        337,442        280,671
           Base management fees                       108,720        123,000
           Reimbursed administrative expenses          90,043         94,722
                                                   ----------     ----------

                                                   $1,061,220     $1,230,459
                                                   ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      At March 31, 1996, the Registrant had $1,800,236 in cash and cash equivalents, a decrease of $224,348 from the December 31, 1995 cash balances. During the first quarter of 1996, the Registrant expended $102,000 of cash generated from sales proceeds to pay for new dry cargo containers accepted during the fourth quarter of 1995. At March 31, 1996, the Registrant had approximately $143,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1996, the Registrant will continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      Net lease receivables at March 31, 1996 increased slightly when compared to December 31, 1995, as two components of net lease receivables, direct operating payables and base management fees, declined by $27,315 and $21,502, respectively.

      The Registrant's cash distribution from operations for the first quarter of 1996 was 11% (annualized) of the limited partners' original capital contribution, a decline from the fourth quarter 1995 distribution of 12% (annualized). These distributions are directly related to the Registrant's results from operations.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger than usual levels, resulting in a decline in the Registrant's average dry cargo container utilization rate from 89% at December 31, 1995 to 82% at March 31, 1996. The average refrigerated container utilization rate declined from 99% at December 31, 1995, to 95% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three- month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $1,061,220, a decline of approximately 14% from the first quarter of 1995. Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1996 was $1,597,425, reflecting a decline of 8% from the same three-month period in 1995. During 1996, gross rental revenue was primarily impacted by the Registrant's lower average dry cargo and refrigerated utilization rates. Average dry cargo and refrigerated container per-diem rental rates remained relatively stable when compared to the same period in the prior year.

      The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and March 31, 1995 were as follows:

                                                      Three Months Ended
                                                      ------------------
                                                      March 31,    March 31,
                                                        1996         1995
                                                        ----         ----

           Average Fleet Size (measured in
                twenty-foot equivalent units (TEU))
                   Dry cargo containers                 13,043      13,106
                   Refrigerated containers                 200         200
           Average Utilization
                   Dry cargo containers                     82%         90%
                   Refrigerated containers                  95%         99%


      Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 16% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

      The Registrant disposed of 20 twenty-foot and six forty-foot dry cargo containers during the first quarter of 1996, as compared to 17 twenty-foot and two forty-foot dry cargo containers during the same period in the prior year.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits



 Exhibit
   No.                            Description                                                     Method of Filing
   ---                            -----------                                                     ----------------



   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of December 14, 1990

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   10(a)       Form of Leasing Agent Agreement with LPI Leasing Partners                          ***
               International N.V.

   10(b)       Assignment of Leasing Agent Agreement dated January 1, 1992                        ****
               between the Registrant, CCC (formerly Intermodal Equipment
               Associates), Cronos Containers N.V. (formerly LPI Leasing
               Partners International N.V.) and Cronos Containers Limited

   27          Financial Data Schedule                                                            Filed with this document



(b)   Report on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996



- -----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1995.

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

                               IEA INCOME FUND XI, L.P.

                               By     Cronos Capital Corp.
                                      The General Partner

                               By      /s/ JOHN KALLAS
                                       ---------------
                                      John Kallas
                                      Vice President, Chief Financial Officer
                                      Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX


 Exhibit
   No.                           Description                                                     Method of Filing
   ---                           -----------                                                     ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of December 14, 1990

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   10(a)       Form of Leasing Agent Agreement with LPI Leasing Partners                          ***
               International N.V.

   10(b)       Assignment of Leasing Agent Agreement dated January 1, 1992                        ****
               between the Registrant, CCC (formerly Intermodal Equipment
               Associates), Cronos Containers N.V. (formerly LPI Leasing
               Partners International N.V.) and Cronos Containers Limited

   27          Financial Data Schedule                                                            Filed with this document




- -----------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1995.