Form 10-Q
period 1996-06-30
IEA INCOME FUND XI LP
filed 1996-08-13
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  .  No      .
                                       _____      _____

                            IEA INCOME FUND XI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K                                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                      June 30,           December 31,
                                                                        1996                  1995
                                                                  ------------           -------------
                   Assets
                   ------
Current assets:
     Cash, includes $242,570 at June 30, 1996 and $295,315
         at December 31, 1995 in interest-bearing accounts        $    242,754           $     299,445
     Short-term investments                                          1,400,689               1,725,139
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                               908,599                 969,993
                                                                  ------------           -------------

              Total current assets                                   2,552,042               2,994,577
                                                                  ------------           -------------

Container rental equipment, at cost                                 35,909,301              36,036,469
     Less accumulated depreciation                                  10,157,348               9,156,748
                                                                  ------------           -------------
         Net container rental equipment                             25,751,953              26,879,721
                                                                  ------------           -------------

Organization costs, net                                                 95,947                 166,270
                                                                  ------------           -------------

                                                                  $ 28,399,942          $   30,040,568
                                                                  ============          ==============

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
     Accrued expenses                                             $     75,000          $       75,000
     Due to general partner (notes 1 and 3)                                -                     5,100
     Due to manufacturer                                                   -                   102,000
                                                                  ------------           -------------

              Total current liabilities                                 75,000                 182,100
                                                                  ------------           -------------

Partners' capital (deficit):
     General partner                                                   (37,075)                (24,831)
     Limited partners                                               28,362,017              29,883,299
                                                                  ------------           -------------

              Total partners' capital                               28,324,942              29,858,468
                                                                  ------------           -------------

                                                                 $  28,399,942          $   30,040,568
                                                                    ==========              ==========

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Three Months Ended                  Six Months Ended
                                                           ------------------------       ----------------------------
                                                           June 30,       June 30,           June 30,        June 30,
                                                             1996          1995               1996             1995
                                                           ----------   -----------       ------------    ------------
Net lease revenue (notes 1 and 4)                          $  961,977   $ 1,260,857       $  2,023,197    $  2,491,316
Other operating expenses:
     Depreciation                                             559,047       561,822          1,119,022       1,114,843
     Other general and administrative expenses                 17,128        29,814             33,855          52,132
                                                           ----------   -----------       ------------    ------------
                                                              576,175       591,636          1,152,877       1,166,975
                                                           ----------   -----------       ------------    ------------
         Earnings from operations                             385,802       669,221            870,320       1,324,341

Other income:
     Interest income                                           24,385        27,903             48,940          55,212
     Net gain (loss) on disposal of equipment                  (6,470)       10,645              3,123          18,966
                                                           ----------   -----------       ------------    ------------
                                                               17,915        38,548             52,063          74,178
                                                           ----------   -----------       ------------    ------------
         Net earnings                                      $  403,717   $   707,769       $    922,383    $  1,398,519
                                                           ==========   ===========       ============    ============
Allocation of net earnings:
     General partner                                       $   45,047   $    63,227       $    110,553    $    122,578
     Limited partners                                         358,670       644,542            811,830       1,275,941
                                                           ----------   -----------       ------------    ------------
                                                           $  403,717   $   707,769       $    922,383    $  1,398,519
                                                           ==========   ===========       ============    ============
Limited partners' per unit share of net earnings           $      .18   $       .32       $        .41    $        .64
                                                           ==========   ===========       ============    ============

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                       --------------------------
                                                                                         June 30,       June 30,
                                                                                           1996           1995
                                                                                       ------------  ------------
Net cash provided by operating activities                                              $  2,032,678  $  2,831,818

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment                                       149,189        72,065
     Purchases of container rental equipment                                               (102,000)      (51,975)
     Acquisition fees paid to general partner                                                (5,100)     (175,417)
                                                                                       ------------  ------------

           Net cash provided by (used in) investing activities                               42,089      (155,327)
                                                                                       ------------  ------------

Cash flows used in financing activities:
     Distribution to partners                                                            (2,455,908)   (2,245,402)
                                                                                       ------------  ------------

Net increase (decrease) in cash and cash equivalents                                       (381,141)      431,089

Cash and cash equivalents at January 1                                                    2,024,584     1,570,857
                                                                                       ------------  ------------

Cash and cash equivalents at June 30                                                   $  1,643,443  $  2,001,946
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                                         June 30,    December 31,
                                                                                          1996          1995
                                                                                       ------------  ------------
         Lease receivables, net of doubtful accounts
              of $211,668 at June 30, 1996 and $192,455 at
              December 31, 1995                                                        $  1,540,990  $  1,619,922
         Less:
         Direct operating payables and accrued expenses                                     322,139       291,464
         Damage protection reserve                                                          143,783       165,172
         Base management fees                                                               139,142       163,004
         Reimbursed administrative expenses                                                  27,327        30,289
                                                                                       ------------  ------------
                                                                                       $    908,599  $    969,993
                                                                                       ============  ============

(3)   Due to General Partner

      The amount due to CCC at December 31, 1995 consists of acquisition fees.

                                                                    (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995 was as follows:

                                                            Three months Ended               Six Months Ended
                                                       ---------------------------      ---------------------------
                                                         June 30,       June 30,          June 30,       June 30,
                                                           1996           1995              1996           1995
                                                       ------------   ------------      ------------   ------------
           Rental revenue                              $  1,512,378   $  1,806,295      $  3,109,803   $  3,535,147

           Rental equipment operating expenses              362,016        327,419           699,458        608,090
           Base management fees                             104,093        121,758           212,813        244,758
           Reimbursed administrative expenses                84,292         96,261           174,335        190,983
                                                       ------------   ------------      ------------   ------------
                                                       $    961,977   $  1,260,857      $  2,023,197   $  2,491,316
                                                       ============   ============      ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

         At June 30, 1996, the Registrant had $1,643,443 in cash and cash equivalents, a decrease of $381,141 from the December 31, 1995 cash balances. During the first six months of 1996, the Registrant expended $102,000 of cash generated from sales proceeds to pay for containers accepted during the fourth quarter of 1995. The Registrant has committed to purchase an additional 27 forty-foot marine dry cargo containers during the third quarter of 1996, at an aggregate manufacturer's invoice cost of $108,030. These containers will be paid for using cash generated from equipment sales and reserved as part of its June 30, 1996 cash balances. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

         Net lease receivables at June 30, 1996 declined when compared to December 31, 1995, primarily as a result of the Registrant's declining operating results during the first six months of 1996. The Registrant's cash distribution from operations for the second quarter of 1996 was 9.25% (annualized) of the limited partners' original capital contribution, a decline from the first quarter 1996 distribution of 11% (annualized).

         The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the average utilization rate for the Registrant's dry cargo containers from 85% at December 31, 1995, to 79% at June 30, 1996. The average utilization rate for the Registrant's refrigerated container fleet declined from 97% at December 31, 1995, to 95% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

         Net lease revenue for the three and six-month periods ended June 30, 1996 was $961,977 and $2,023,197, respectively, a decline of approximately 24% and 19% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $1,512,378 and $3,109,803, respectively, a decline of 16% and 12% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels for both the dry cargo and refrigerated container fleets. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1996 declined approximately 4% and 3%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1996 remained unchanged from the same periods in the prior year.

The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and 1995 were as follows:

                                                             Three Months Ended                 Six Months Ended
                                                       ---------------------------      ---------------------------
                                                         June 30,        June 30,         June 30,         June 30,
                                                          1996            1995             1996             1995
                                                       ------------   ------------      ------------   ------------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))
                  Dry cargo containers                       13,016         13,092            13,030         13,102
                  Refrigerated cargo containers                 200            200               200            200
         Average Utilization
                  Dry cargo containers                           80%            90%               81%            90%
                  Refrigerated cargo containers                  95%            97%               95%            98%


Rental equipment operating expenses were 24% and 22% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 18% and 17% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit
          No.                              Description                                                Method of Filing
       ---------                           ------------                                              -----------------
         3(a)           Limited Partnership Agreement of the Registrant, amended and                           *
                        restated as of December 14, 1990

                        Certificate of Limited Partnership of the Registrant                                   **

         10(a)          Form of Leasing Agent Agreement with LPI Leasing Partners                              ***
                        International N.V.

         10(b)          Assignment of Leasing Agent  Agreement dated January 1, 1992 between                   ****
                        the  Registrant,  CCC (formerly  Intermodal  Equipment  Associates),
                        Cronos Containers N.V. (formerly LPI Leasing Partners  International
                        N.V.) and Cronos Containers Limited

         27             Financial Data Schedule                                                          Filed with this document

(b)   Report on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

- ----------------

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

                          IEA INCOME FUND XI, L.P.

                           By     Cronos Capital Corp.
                                  The General Partner

                           By      /s/ JOHN KALLAS
                                   -----------------------------
                                   John Kallas
                                   Vice President, Chief Financial Officer
                                   Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX

Exhibit
  No.                             Description                                                 Method of Filing
- -------                           -----------                                                 ----------------
 3(a)       Limited Partnership Agreement of the Registrant, amended and                            *
            restated as of December 14, 1990

 3(B)       Certificate of Limited Partnership of the Registrant                                    **

10(a)       Form of Leasing Agent Agreement with LPI Leasing Partners                               ***
            International N.V.

10(b)       Assignment of Leasing Agent Agreement dated January 1, 1992 between                     ****
            the  Registrant,  CCC  (formerly  Intermodal  Equipment  Associates),
            Cronos Containers N.V.  (formerly LPI Leasing Partners  International
            N.V.) and Cronos Containers Limited

27          Financial Data Schedule                                                     Filed with this document

- ----------------

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