Form 10-Q
period 1996-09-30
IEA INCOME FUND XI LP
filed 1996-11-12
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                            IEA INCOME FUND XI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events                                                                          12

Item 6.   Exhibit and Reports on Form 8-K                                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                                                 IEA INCOME FUND XI, L.P.

                                                      BALANCE SHEETS

                                                       (UNAUDITED)


                                                                     September 30,     December 31,
                                                                        1996              1995
                                                                     -------------     ------------
                   Assets
Current assets:
     Cash, includes $320,764 at September 30, 1996 and $295,315
         at December 31, 1995 in interest-bearing accounts            $   321,211        $   299,445
     Short-term investments                                             1,278,085          1,725,139
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                  811,339            969,993
                                                                      -----------        -----------

              Total current assets                                      2,410,635          2,994,577
                                                                      -----------        -----------

Container rental equipment, at cost                                    35,954,273         36,036,469
     Less accumulated depreciation                                     10,661,804          9,156,748
                                                                      -----------        -----------
         Net container rental equipment                                25,292,469         26,879,721
                                                                      -----------        -----------

Organization costs, net                                                    60,785            166,270
                                                                      -----------        -----------

                                                                      $27,763,889        $30,040,568
                                                                      ===========        ===========
     Liabilities and Partners' Capital

Current liabilities:
     Accrued expenses                                                 $    75,000        $    75,000
     Due to general partner (notes 1 and 3)                                    --              5,100
     Due to manufacturer                                                       --            102,000
                                                                      -----------        -----------

              Total current liabilities                                    75,000            182,100
                                                                      -----------        -----------

Partners' capital (deficit):
     General partner                                                      (22,924)           (24,831)
     Limited partners                                                  27,711,813         29,883,299
                                                                      -----------        -----------

              Total partners' capital                                  27,688,889         29,858,468
                                                                      -----------        -----------

                                                                      $27,763,889        $30,040,568
                                                                      ===========        ===========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                 Nine Months Ended
                                                     -----------------------------    ------------------------------
                                                     September 30,   September 30,    September 30,    September 30,
                                                         1996            1995            1996             1995
                                                     -------------   -------------    -------------    -------------
Net lease revenue (notes 1 and 4)                      $933,405       $1,247,731       $2,956,602       $3,739,047
Other operating expenses:
   Depreciation and amortization                        559,167          786,311        1,678,189        1,901,154
   Other general and administrative expenses             18,826            9,286           52,681           61,418
                                                       --------       ----------       ----------       ----------
                                                        577,993          795,597        1,730,870        1,962,572
                                                       --------       ----------       ----------       ----------
     Earnings from operations                           355,412          452,134        1,225,732        1,776,475
Other income:
   Interest income                                       22,806           25,605           71,746           80,817
   Net gain on disposal of equipment                     20,718           19,845           23,841           38,811
                                                       --------       ----------       ----------       ----------
                                                         43,524           45,450           95,587          119,628
                                                       --------       ----------       ----------       ----------
     Net earnings                                      $398,936       $  497,584       $1,321,319       $1,896,103
                                                       ========       ==========       ==========       ==========
Allocation of net earnings:
   General partner                                     $ 65,900       $   72,338       $  176,453       $  194,916
   Limited partners                                     333,036          425,246        1,144,866        1,701,187
                                                       --------       ----------       ----------       ----------
                                                       $398,936       $  497,584       $1,321,319       $1,896,103
                                                       ========       ==========       ==========       ==========
Limited partners' per unit share of net earnings       $    .16       $      .21       $      .57       $      .85
                                                       ========       ==========       ==========       ==========

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                  --------------------------------
                                                                  September 30,      September 30,
                                                                      1996               1995
                                                                  ------------       -------------
Net cash provided by operating activities                          $ 3,059,883        $ 4,039,904

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment                    224,085            145,514
   Purchase of container rental equipment                             (207,960)                --
   Acquisition fees paid to general partner                            (10,398)          (259,227)
                                                                   -----------        -----------

         Net cash provided by (used in) investing activities             5,727           (113,713)
                                                                   -----------        -----------
Cash flows used in financing activities:
   Distribution to partners                                         (3,490,898)        (3,438,272)
                                                                   -----------        -----------

Net increase (decrease) in cash and cash equivalents                  (425,288)           487,919

Cash and cash equivalents at January 1                               2,024,584          1,570,857
                                                                   -----------        -----------

Cash and cash equivalents at September 30                          $ 1,599,296        $ 2,058,776
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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                      September 30,   December 31,
                                                                          1996           1995
                                                                      -------------   ------------
         Lease receivables, net of doubtful accounts
              of $167,983 at September 30, 1996 and $192,455 at
              December 31, 1995                                        $1,414,035     $1,619,922
         Less:
         Direct operating payables and accrued expenses                   326,907        291,464
         Damage protection reserve                                        125,864        165,172
         Base management fees                                             123,408        163,004
         Reimbursed administrative expenses                                26,517         30,289
                                                                       ----------     ----------
                                                                       $  811,339     $  969,993
                                                                       ==========     ==========


(3)   Due to General Partner

      The amount due to CCC at December 31, 1995 consists of acquisition fees.


                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995 was as follows:

                                                          Three Months Ended                   Nine Months Ended
                                                     ------------------------------     ------------------------------
                                                     September 30,    September 30,     September 30,    September 30,
                                                        1996              1995              1996              1995
                                                     -------------    -------------     -------------    -------------
           Rental revenue                            $1,486,188       $1,829,564          $4,595,991       $5,364,711
           Rental equipment operating expenses          364,799          350,787           1,064,257          958,877
           Base management fees                         101,258          120,640             314,071          365,398
           Reimbursed administrative expenses            86,726          110,406             261,061          301,389
                                                     ----------       ----------          ----------       ----------
                                                     $  933,405       $1,247,731          $2,956,602       $3,739,047
                                                     ==========       ==========          ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      At September 30, 1996, the Registrant had $1,599,296 in cash and cash equivalents, a decrease of $425,288 from the December 31, 1995 cash balances. During the first nine months of 1996, the Registrant expended $207,960 of cash generated from sales proceeds to pay for additional containers. At September 30, 1996, the Registrant committed to purchase an additional 33 twenty-foot, 15 forty-foot, and 14 forty-foot high-cube dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate manufacturer's invoice cost of $183,295. Approximately $184,000 in cash generated from equipment sales, reserved as part of the Registrant's September 30, 1996 cash balances, will be used to finance these purchases. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

      Net lease receivables at September 30, 1996 declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables and the Registrant's declining operating results during the first nine months of 1996. The Registrant's cash distribution from operations for the third quarter of 1996, payable in the fourth quarter of 1996, was 9.25% (annualized) of the limited partners' original capital contribution, consistent with the cash distribution from operations for the second quarter of 1996.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's dry cargo container utilization rate has declined from 85% at December 31, 1995 to 78% at September 30, 1996. The Registrant's refrigerated container utilization rate declined from 97% at December 31, 1995 to 94% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $933,405 and $2,956,602, respectively, a decline of approximately 25% and 21% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $1,486,188 and $4,595,991, respectively, a decline of 19% and 14% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels for both the dry cargo and refrigerated container fleets. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1996 declined approximately 5% and 3%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1996, declined approximately 3% and 1%, respectively, when compared to the same periods in the prior year.

The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and 1995 were as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                    -------------------------------     ------------------------------
                                                    September 30,     September 30,     September 30,    September 30,
                                                       1996               1995              1996             1995
                                                    -------------     -------------     -------------    -------------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))
                Dry cargo containers                    13,028            13,063            13,029          13,090
                Refrigerated containers                    200               200               200             200
         Average Utilization
                Dry cargo containers                        79%               89%               81%             90%
                Refrigerated containers                     94%               99%               95%             99%


Rental equipment operating expenses were 25% and 23% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 19% and 18% during the three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          During the three-month period ended September 30, 1996, the Registrant purchased 27 forty-foot dry cargo containers at an average cost of $3,924 per container.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
        No.                             Description                                       Method of Filing
      -------                           -----------                                       ----------------
        3(a)        Limited Partnership Agreement of the Registrant, amended              *
                    and restated as of December 14, 1990

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

       27           Financial Data Schedule                                               Filed with this document




(b)   Report on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended September 30, 1996.



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



                                IEA INCOME FUND XI, L.P.

                                By Cronos Capital Corp.
                                   The General Partner



                                By /s/ JOHN KALLAS
                                   ----------------------------------------
                                   John Kallas
                                   Vice President, Treasurer
                                   Principal Financial & Accounting Officer



Date:  November 11, 1996

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