Form 10-Q
period 1997-06-30
IEA INCOME FUND XI LP
filed 1997-08-13
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND XI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                               PAGE
  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                     4

          Statements of Operations for the three and six months ended June 30,
          1997 and 1996 (unaudited)                                                            5

          Statements of Cash Flows for the six months ended June 30, 1997 and
          1996 (unaudited)                                                                     6

          Notes to Financial Statements (unaudited)                                            7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results Operations                                                              10

PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                     13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six-month periods ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                   June 30,       December 31,
                                                                                     1997             1996
                                                                                 ------------     ------------
                   Assets
                   ------

Current assets:
    Cash and cash equivalents, includes $1,282,246 at June 30, 1997
       and $1,605,226 at December 31, 1996 in interest-bearing accounts          $  1,297,832     $ 1,605,557
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                650,460         738,235
                                                                                 ------------     -----------

           Total current assets                                                     1,948,292       2,343,792
                                                                                 ------------     -----------
Container rental equipment, at cost                                                35,984,198      35,888,165
    Less accumulated depreciation                                                  12,156,433      11,163,236
                                                                                 ------------     -----------
       Net container rental equipment                                              23,827,765      24,724,929
                                                                                 ------------     -----------
Organizational costs, net                                                                   -          25,624
                                                                                 ------------     -----------
                                                                                 $ 25,776,057     $27,094,345
                                                                                 ============     ===========

      Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                             $     75,000     $    75,000
                                                                                 ------------     -----------
           Total current liabilities                                                   75,000          75,000
                                                                                 ------------     -----------

Partners' capital (deficit):
    General partner                                                                    (9,918)             24
    Limited partners                                                               25,710,975      27,019,321
                                                                                 ------------     -----------
           Total partners' capital                                                 25,701,057      27,019,345
                                                                                 ------------     -----------
                                                                                 $ 25,776,057     $27,094,345
                                                                                 ============     ===========



   The accompanying notes are an integral part of these financial statements

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended                 Six Months Ended
                                                       ------------------------        --------------------------
                                                         June 30,     June 30,          June 30,        June 30,
                                                           1997        1996               1997             1996
                                                       -----------   ----------        ----------      ----------
Net lease revenue (notes 1 and 3)                        $780,603     $961,977         $1,522,874      $2,023,197
Other operating expenses:
     Depreciation                                         529,648      559,047          1,078,088       1,119,022
     Other general and administrative expenses             24,298       17,128             36,951          33,855
                                                         --------     --------         ----------      ----------
                                                          553,946      576,175          1,115,039       1,152,877
                                                         --------     --------         ----------      ----------
         Earnings from operations                         226,657      385,802            407,835         870,320
Other income:
     Interest income                                       15,265       24,385             33,596          48,940
     Net gain (loss) on disposal of equipment              (5,530)      (6,470)             3,274           3,123
                                                         --------     --------         ----------      ----------
                                                            9,735       17,915             36,870          52,063
                                                         --------     --------         ----------      ----------
         Net earnings                                    $236,392     $403,717         $  444,705      $  922,383
                                                         ========     ========         ==========      ==========
Allocation of net earnings:
     General partner                                     $ 32,167     $ 45,047         $   78,208      $  110,553
     Limited partners                                     204,225      358,670            366,497         811,830
                                                         --------     --------         ----------      ----------
                                                         $236,392     $403,717         $  444,705      $  922,383
                                                         ========     ========         ==========      ==========
Limited partners' per unit share of net earnings         $    .10     $    .18         $      .18      $      .41
                                                         ========     ========         ==========      ==========






   The accomanying notes are an integral part of these financial statements.



                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                          Six Months Ended
                                                                   ----------------------------
                                                                     June 30,         June 30,
                                                                       1997             1996
                                                                   -----------      -----------

Net cash provided by operating activities                          $ 1,647,678      $ 2,032,678

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment                   80,852          149,189
     Purchases of container rental equipment                          (260,247)        (102,000)
     Acquisition fees paid to general partner                          (13,012)          (5,100)
                                                                   -----------      -----------
           Net cash provided by (used in) investing activities        (192,407)          42,089
                                                                   -----------      -----------
Cash flows used in financing activities:
     Distribution to partners                                       (1,762,996)      (2,455,908)
                                                                   -----------      -----------
Net decrease in cash and cash equivalents                             (307,725)        (381,141)

Cash and cash equivalents at January 1                               1,605,557        2,024,584
                                                                   -----------      -----------
Cash and cash equivalents at June 30                               $ 1,297,832      $ 1,643,443
                                                                   ===========      ===========




   The accomanying notes are an integral part of these financial statements.

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

          The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. As of June 30, 1997, the Partnership operated 6,147 twenty-foot, 3,263 forty-foot and 198 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:


                                                                        June 30,      December 31,
                                                                          1997            1996
                                                                       ----------     ------------
           Lease receivables, net of doubtful accounts
              of $154,211 at June 30, 1997 and $166,016
              at December 31, 1996                                     $1,370,000       $1,375,901
           Less:
           Direct operating payables and accrued expenses                 375,448          296,859
           Damage protection reserve                                      191,489          193,112
           Base management fees                                           129,763          122,447
           Reimbursed administrative expenses                              22,840           25,248
                                                                       ----------      -----------
                                                                       $  650,460      $   738,235
                                                                       ==========      ===========

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996 was as follows:

                                                           Three months Ended               Six Months Ended
                                                       -------------------------      ------------------------
                                                        June 30,        June 30,       June 30,       June 30,
                                                          1997            1996           1997          1996
                                                       ----------      ----------     ----------    ----------
           Rental revenue                              $1,294,688      $1,512,378     $2,593,554    $3,109,803
            Less:
            Rental equipment operating expenses           354,781         362,016        751,185       699,458
           Base management fees                            90,754         104,093        180,457       212,813
           Reimbursed administrative expenses              68,550          84,292        139,038       174,335
                                                       ----------      ----------     ----------    ----------
                                                       $  780,603      $  961,977     $1,522,874    $2,023,197
                                                       ==========      ==========     ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      At June 30, 1997, the Registrant had $1,297,832 in cash and cash equivalents, a decrease of $307,725 from the December 31, 1996 cash balances. At June 30, 1997, the Registrant had approximately $55,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      Net lease receivables at June 30, 1997 declined 12% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses increased 21% from December 31, 1996 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

      The Registrant's cash distribution from operations for the second quarter of 1997 was 7.75% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 74% at December 31, 1996 to 76% at June 30, 1997, while the refrigerated container utilization rate declined from 90% at December 31, 1996 to 80% at June 30, 1997, respectively. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been a general improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $780,603 and $1,522,874, respectively, a decline of approximately 19% and 25% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $1,294,688 and $2,593,554, respectively, reflecting a decline of 14% and 17% from the same periods in the prior year respectively. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined 14% and 11%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined 10% and 7%, respectively, when compared to the same periods in the prior year.

      Dry cargo container utilization, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996. Refrigerated container utilization rates declined in each of the three and six-month periods ended June 30, 1997, as many of the term leases entered into during the Registrant's initial years of operations have since expired. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:


                                                           Three Months Ended       Six Months Ended
                                                         ----------------------   -------------------
                                                         June 30,      June 30,   June 30,   June 30,
                                                           1997          1996       1997       1996
                                                         --------      --------   --------   --------
        Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))
                  Dry cargo containers                    13,084         13,016     13,049     13,030
                  Refrigerated cargo containers              200            200        200        200
         Average Utilization
                  Dry cargo containers                        75%            80%        74%        81%
                  Refrigerated cargo containers               80%            95%        84%        95%


      Rental equipment operating expenses were 27% and 29% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 24% and 22% during the three and six-month period ended June 30, 1996, respectively. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning. The Registrant's operating results contributed to a decline in base management fees and reimbursed administrative expenses when compared to the same periods in the prior year.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits


             Exhibit
               No.                      Description                                         Method of Filing
             -------                    -----------                                         ----------------
               3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                         restated as of December 14, 1990

               3(b)      Certificate of Limited Partnership of the Registrant               **

              10(a)      Form of Leasing Agent Agreement with LPI Leasing                   ***
                         Partners International N.V.

              10(b)      Assignment of Leasing Agent Agreement dated January 1,             ****
                         1992 between the Registrant, CCC (formerly  Intermodal
                         Equipment Associates), Cronos Containers N.V.
                         (formerly LPI Leasing Partners  International N.V.)
                         and Cronos Containers Limited

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



Date:  August 14, 1997

                                  EXHIBIT INDEX




             Exhibit
               No.                      Description                                         Method of Filing
             -------                    -----------                                         ----------------
               3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                         restated as of December 14, 1990

               3(b)      Certificate of Limited Partnership of the Registrant               **

              10(a)      Form of Leasing Agent Agreement with LPI Leasing                   ***
                         Partners International N.V.

              10(b)      Assignment of Leasing Agent Agreement dated January 1,             ****
                         1992 between the Registrant, CCC (formerly  Intermodal
                         Equipment Associates), Cronos Containers N.V.
                         (formerly LPI Leasing Partners  International N.V.)
                         and Cronos Containers Limited

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