Form 10-Q
period 1997-09-30
IEA INCOME FUND XI LP
filed 1997-11-10
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                            IEA INCOME FUND XI, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                                    4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)     5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)               6

         Notes to Financial Statements (unaudited)                                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results Operations                      10


PART II - OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K                                                                         13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine-month periods ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                       September 30,      December 31,
                                                          1997               1996
                                                       ------------       -----------
               Assets
Current assets:
   Cash and cash equivalents, includes $1,059,797
      at September 30, 1997 and $1,605,226 at
      December 31, 1996 in interest-bearing
      accounts                                         $  1,275,369       $ 1,605,557
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                       654,062           738,235
                                                       ------------       -----------

         Total current assets                             1,929,431         2,343,792
                                                       ------------       -----------

Container rental equipment, at cost                      35,936,805        35,888,165
   Less accumulated depreciation                         12,639,851        11,163,236
                                                       ------------       -----------
      Net container rental equipment                     23,296,954        24,724,929
                                                       ------------       -----------

Organizational costs, net                                         -            25,624
                                                       ------------       -----------

                                                       $ 25,226,385       $27,094,345
                                                       ============       ===========

  Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                    $     75,000       $    75,000
                                                       ------------       -----------

         Total current liabilities                           75,000            75,000
                                                       ------------       -----------

Partners' capital (deficit):
   General partner                                          (18,656)               24
   Limited partners                                      25,170,041        27,019,321
                                                       ------------       -----------

         Total partners' capital                         25,151,385        27,019,345
                                                       ------------       -----------

                                                       $ 25,226,385       $27,094,345
                                                       ============       ===========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three Months Ended                 Nine Months Ended
                                               -----------------------------    -----------------------------
                                               September 30,   September 30,    September 30,   September 30,
                                                   1997             1996            1997             1996
                                               -------------   -------------    -------------   -------------
Net lease revenue (notes 1 and 3)                $ 807,236       $  933,405      $ 2,330,110       $2,956,602
Other operating expenses:
  Depreciation                                     524,008          559,167        1,602,096        1,678,189
  Other general and administrative expenses         17,257           18,826           54,208           52,681
                                                 ---------       ----------      -----------       ----------
                                                   541,265          577,993        1,656,304        1,730,870
                                                 ---------       ----------      -----------       ----------
    Earnings from operations                       265,971          355,412          673,806        1,225,732
Other income (expense):
  Interest income                                   14,572           22,806           48,168           71,746
  Net gain (loss) on disposal of equipment         (14,503)          20,718          (11,229)          23,841
                                                 ---------       ----------      -----------       ----------
                                                        69           43,524           36,939           95,587
                                                 ---------       ----------      -----------       ----------
    Net earnings                                 $ 266,040       $  398,936      $   710,745       $1,321,319
                                                 =========       ==========      ===========       ==========
Allocation of net earnings:
  General partner                                $  32,047       $   65,900      $   110,255       $  176,453
  Limited partners                                 233,993          333,036          600,490        1,144,866
                                                 ---------       ----------      -----------       ----------
                                                 $ 266,040       $  398,936      $   710,745       $1,321,319
                                                 =========       ==========      ===========       ==========
Limited partners' per unit
   share of net earnings                         $     .12       $      .16      $       .30       $      .57
                                                 =========       ==========      ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     Nine Months Ended
                                                                 -----------------------------
                                                                September 30,     September 30,
                                                                     1997             1996
                                                                 -----------       -----------
Net cash provided by operating activities                        $ 2,422,162       $ 3,059,883

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                   155,625           224,085
  Purchase of container rental equipment                            (313,588)         (207,960)
  Acquisition fees paid to general partner                           (15,679)          (10,398)
                                                                 -----------       -----------

        Net cash provided by (used in) investing activities         (173,642)            5,727
                                                                 -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                        (2,578,708)       (3,490,898)
                                                                 -----------       -----------

Net decrease in cash and cash equivalents                           (330,188)         (425,288)

Cash and cash equivalents at January 1                             1,605,557         2,024,584
                                                                 -----------       -----------

Cash and cash equivalents at September 30                        $ 1,275,369       $ 1,599,296
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

         The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. As of September 30, 1997, the Partnership operated 6,152 twenty-foot, 3,252 forty-foot and 197 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:


                                                                           September 30,    December 31,
                                                                               1997            1996
                                                                             ----------      ----------
Lease receivables, net of doubtful accounts
   of $164,318 at September 30, 1997 and $166,016
   at December 31, 1996                                                      $1,284,592      $1,375,901
Less:
Direct operating payables and accrued expenses                                  350,614         296,859
Damage protection reserve                                                       141,289         193,112
Base management fees                                                            115,869         122,447
Reimbursed administrative expenses                                               22,758          25,248
                                                                             ----------      ----------
                                                                             $  654,062      $  738,235
                                                                             ==========      ==========


                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996 was as follows:


                                             Three Months Ended               Nine Months Ended
                                         --------------------------      --------------------------
                                        September 30,   September 30,  September 30,    September 30,
                                            1997            1996            1997            1996
                                         ----------      ----------      ----------      ----------
Rental revenue                           $1,261,349      $1,486,188      $3,854,903      $4,595,991
Less:
Rental equipment operating expenses         298,964         364,799       1,050,149       1,064,257
Base management fees                         86,766         101,258         267,223         314,071
Reimbursed administrative expenses           68,383          86,726         207,421         261,061
                                         ----------      ----------      ----------      ----------
                                         $  807,236      $  933,405      $2,330,110      $2,956,602
                                         ==========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     At September 30, 1997, the Registrant had $1,275,369 in cash and cash equivalents, a decrease of $330,188 from the December 31, 1996 cash balances. At September 30, 1997, the Registrant had approximately $75,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     Net lease receivables at September 30, 1997 declined 11% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses increased 18% from December 31, 1996 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

     The Registrant's cash distribution from operations for the third quarter of 1997 was 7.75% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery indicated by an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 74% at December 31, 1996 to 79% at September 30, 1997, while the refrigerated container utilization rate declined from 90% at December 31, 1996 to 80% at September 30, 1997, respectively. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $807,236 and $2,330,110, respectively, a decline of approximately 14% and 21% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $1,261,349 and $3,854,903, respectively, reflecting a decline of 15% and 16% from the same periods in the prior year respectively. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined 14% and 11%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined 14% and 9%, respectively, when compared to the same periods in the prior year.

     Dry cargo container utilization, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and nine-month periods ended September 30, 1996. Refrigerated container utilization rates declined in each of the three and nine-month periods ended September 30, 1997, as many of the term leases entered into during the Registrant's initial years of operations have since expired. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:


                                             Three Months Ended           Nine Months Ended
                                       ----------------------------  ----------------------------
                                       September 30,  September 30,  September 30,  September 30,
                                            1997          1996           1997           1996
                                       -------------  -------------  -------------  -------------
Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))
     Dry cargo containers                  13,059         13,028        13,052         13,029
     Refrigerated containers                  200            200           200            200
Average Utilization
     Dry cargo containers                      77%            79%           75%            81%
     Refrigerated containers                   81%            94%           83%            95%


     Rental equipment operating expenses were 24% and 27%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 25% and 23%, respectively, during the three and nine-month period ended September 30, 1996. These changes were largely attributable to an increase in costs associated with lower utilization levels, including handling and storage. The Registrant's operating results contributed to a decline in base management fees and reimbursed administrative expenses when compared to the same periods in the prior year.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
         No.                       Description                              Method of Filing
       -------                     -----------                              ----------------
         3(a)    Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of December 14, 1990

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

         27      Financial Data Schedule                                        Filed with this document


(b)  Report on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

-------------

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



                         IEA INCOME FUND XI, L.P.

                         By   Cronos Capital Corp.
                              The General Partner



                         By    /s/ JOHN KALLAS
                           -------------------------------
                              John Kallas
                              Vice President, Treasurer
                              Principal Finance & Accounting Officer



Date: November 10, 1997

                                  EXHIBIT INDEX



Exhibit
   No.                           Description                               Method of Filing
-------                          -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant,                *
           amended and restated as of December 14, 1990

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

-------------

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