Form 10-K
period 1997-12-31
IEA INCOME FUND XI LP
filed 1998-03-31
CIK 867640

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________.

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

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                       Name of each exchange on
           Not Applicable                              which registered
         -------------------                       --------------------------

      ------------------------                   ------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                ------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

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

                              Certificate of Limited Partnership of IEA Income Fund XI, L.P., filed as
                              Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

                              Form of Leasing Agent Agreement with LPI Leasing Partners International
                              N.V., filed as Exhibit 10.2 to the Registration Statement on Form S-1
                              (No. 33-36701)
PART II
Item 9 - Changes in and Dis-  Current Report on Form 8-K of IEA Income Fund XI, L.P., filed
         agreements with      February 7, 1997 and April 14, 1997, respectively, and
         Accountants on       Amendment No. 1 to Current Report on Form 8-K filed
         Accounting and       February 26, 1997.
         Financial Disclosure

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

   The Registrant raised $39,996,240 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                        Percentage of
                                                       Amount      Gross Proceeds
                                                    -----------    --------------
        Gross Subscription Proceeds                 $39,996,240        100.0%

        Public Offering Expenses:
            Underwriting Commissions                $ 3,999,634         10.0%
            Offering and Organization Expenses      $   703,234          1.7%
                                                    -----------      -------

            Total Public Offering Expenses          $ 4,702,868         11.7%
                                                    -----------      -------

        Net Proceeds                                $35,293,372         88.3%

        Acquisition Fees                            $   345,466          0.9%

        Working Capital Reserve                     $   401,330          1.0%
                                                    -----------      -------

        Gross Proceeds Invested in Equipment        $34,546,576         86.4%
                                                    ===========      =======

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

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


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

   During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. However, since 1995, the growth of the industry's fleet, as well as containership tonnage, outpaced increases in world containerized trade and resulted in a steady decline in container prices to levels not seen in a decade. Consequently, ocean carriers reduced their holding of leased container equipment and increased the number of containers purchased for their own account. Additionally, ocean carriers, through the efforts of strategic shipping alliances, were able to increase the efficiency of utilizing owned containers, further reducing their reliance on leased containers. As a result, the container leasing industry has, since mid - 1995, experienced a decline in container utilization and per-diem rental rates.

   The Registrant believes that the favorable growth of containerization has been and will be impacted in subsequent years for the following reasons:

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

   o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

   o Trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

   The container leasing industry has been a significant contributor to the growth of containerization. To an ocean carrier, the primary benefits of leasing rather than owning containers are as follows:

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

   Of the 6,131 twenty-foot, 3,245 forty-foot and 195 forty-foot high-cube dry cargo containers, 100 twenty-foot and 50 forty-foot refrigerated cargo containers owned by the Registrant as of December 31, 1997, 4,730 twenty-foot (or 77% thereof), 2,665 forty-foot (or 82% thereof) and 174 forty-foot high-cube dry cargo containers (89% thereof), as well as 78 twenty-foot (or 78% thereof) and 47 forty-foot refrigerated cargo containers (or 94% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                   Number of
                                                   Containers
                                                   ----------
        20-Foot Dry Cargo Containers:
          Term Leases                                 637
          Master Leases                             4,093

        40-Foot Dry Cargo Containers:
          Term Leases                                 289
          Master Leases                             2,376

        40-Foot High-Cube Dry Cargo Containers:
          Term Leases                                  37
          Master Leases                               137

        20-Foot Refrigerated Cargo Containers:
          Term Leases                                  27
          Master Leases                                51

        40-Foot Refrigerated Cargo Containers:
          Term Leases                                   2
          Master Leases                                45

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

   The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 12 years, building direct personal relationships with the local ocean carriers and locally-based representatives of other ocean carriers.

   The Leasing Company also maintains agency relationships with over 45 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

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

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties. The Registrant has received assurances from the Leasing Company and independent third parties, indicating that plans have been developed and implemented to address issues related to the impact year 2000 will have on these systems. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

   (c)(1)(vii) For the year ended December 31, 1997, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Florens Container Corp., Textainer Group, Triton Container International, Interpool Inc., Xtra Group, Container Applications Inc. and others. During 1996 and 1997, two of the container leasing industry's largest mergers transpired. The acquisition of Trans Ocean Ltd by Transamerica Leasing in 1996, and the 1997 merger between the fleets of Genstar Container Corp. and Sea Containers to form GE-Seaco, resulted in the creation of the two largest leasing organizations in the container leasing industry. It is estimated that, at the end of 1997, these two organizations controlled approximately 45% of the worldwide leased container fleet. These and other competitors of the Leasing Company may have greater financial resources and may be capable of offering lower per-diem rates. Since 1996, the container leasing industry has also experienced the formation of new leasing companies, which have been able to compete at lower per-diem rates as a result of the decline in container prices and cost of capital. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

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

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 19 employees, consisting of 4 officers, 4 other managers and 11 clerical and staff personnel.

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

   Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1997, 1996 and 1995. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2.  Properties

   As of December 31, 1997, the Registrant owned 6,131 twenty-foot, 3,245 forty-foot and 195 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot refrigerated containers suitable for transporting cargo by rail, sea or highway. The average useful life and manufacturers' invoice cost of the containers in the Registrant's fleet as of December 31, 1997 were as follows:

                                                      Estimated
                                                     Useful Life  Average Age    Average Cost
                                                     -----------  -----------    ------------
             20-Foot Dry Cargo Containers            10-15 years    7 years       $  2,776
             40-Foot Dry Cargo Containers            10-15 years    7 years       $  4,571
             40-Foot High-Cube Dry Cargo Containers  10-15 years    7 years       $  4,988
             20-Foot Refrigerated Cargo Containers   10-15 years    7 years       $ 19,086
             40-Foot Refrigerated Cargo Containers   10-15 years    7 years       $ 21,734


   During 1997, the Registrant invested a portion of its cash from sales proceeds through the purchase of 66 new twenty-foot and 48 new forty-foot marine dry cargo containers, at an aggregate manufacturer's cost of $313,588, as replacement for containers which had been lost or damaged beyond repair. At December 31, 1996, the Registrant committed to purchase an additional 41 twenty-foot and 48 forty-foot marine dry cargo containers, at an aggregate cost of approximately $260,000.

   Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1997, utilization of the Registrant's containers averaged 76% and 82% respectively, for the Registrant's dry cargo and refrigerated container fleet.

   During 1997, the Registrant disposed of 74 twenty-foot, 38 forty-foot and three forty-foot high-cube marine dry cargo containers at an average book loss of $162 per container.


Item 3. Legal Proceedings

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.


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

   (a)(1)(ii) Inapplicable.

   (a)(1)(iii) Inapplicable.

   (a)(1)(iv) Inapplicable.

   (a)(1)(v) Inapplicable.

   (a)(2) Inapplicable.

   (b) Holders

                                               Number of Unit Holders
   (b)(1) Title                                as of December 31, 1997
          -----                                -----------------------
          Units of limited partnership
            interests                                    3,288

   (c) Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                           Year Ended December 31,
                                   -----------------------------------------------------------------------
                                      1997            1996           1995           1994          1993
                                   -----------    -----------    -----------    -----------    -----------
Net lease revenue                  $ 3,106,508    $ 3,781,622    $ 4,908,910    $ 4,802,127    $ 4,959,736
Net earnings                       $   950,404    $ 1,625,368    $ 2,758,007    $ 2,575,709    $ 2,686,507
Net earnings per unit of
   limited partnership interest    $      0.40    $      0.69    $      1.25    $      1.16    $      1.24

Cash distributions per unit of
   limited partnership interest    $      1.61    $      2.12    $      2.22    $      2.04    $      2.23
At year-end:
Total assets                       $24,650,329    $27,094,345    $30,040,568    $32,207,224    $34,276,395
Partners' capital                  $24,575,329    $27,019,345    $29,858,468    $31,784,230    $33,506,361

----------------------


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

   At December 31, 1997, the Registrant had $1,394,672 in cash and cash equivalents, a decrease of $210,885 and $629,912 from the December 31, 1996 and 1995 cash balances, respectively. During 1997, the Registrant expended $313,588 of cash generated from sales proceeds to purchase additional containers, replacing containers which had been lost or damaged beyond repair. Approximately $131,000 in cash generated from equipment sales has been reserved as part of the Registrant's December 31, 1997 cash balances. Throughout the remainder of 1998, the Registrant may use cash generated from equipment sales to purchase and replace additional containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

   The Registrant's allowance for doubtful accounts declined from $166,016 at December 31, 1996 to $83,363 at December 31, 1997. This decrease was a direct result of the Leasing Company's decision, after exhausting all other alternatives, to write-off $133,934 of outstanding receivable balances that were specifically reserved for in prior years and considered to be uncollectable.

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

   From inception through February 28, 1998, the Registrant has distributed $26,582,123 in cash from operations to its limited partners, or 66% of the Registrant's original limited partners' investment. Distributions are paid monthly, based primarily on each quarter's cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

   Market conditions that existed during 1996 persisted throughout 1997. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. During the first half of 1997, increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies contributed to a modest recovery in utilization rates. However, by the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions may impact the Registrant's financial condition and operating performance during 1998. Additionally, see the discussion regarding The Cronos Group under Item 7., Management Discussion and Analysis of Financial Condition and Results of Operations hereof.


Results of Operations

1997 - 1996

   During 1997, the container leasing industry continued to experience a decline in the demand for its containers, as conditions existing since 1996 continued to adversely impact world trade, shipping and container leasing. These conditions include, but are not limited to, declining container prices, favorable interest rates and an abundance of capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account. The addition of new, larger container ships also contributed to the growth in container ship capacity. As capacity exceeded the growth rate of world containerized trade, ocean carriers attempted to reduce operating costs, further reducing the demand for leased containers.

   As the leasing industry's equipment remained in surplus, ocean carriers and transport companies continued to be selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue declined by approximately 18% when compared to 1996. The Registrant expects net lease revenue to decline in subsequent periods as current container leasing market conditions continue.

   Gross rental revenue, a component of net lease revenue, decreased from $6,026,486 in 1996, to $5,123,149 in 1997. This decline was primarily a result of lower per-diem rental rates and utilization levels. The Registrant's dry cargo container utilization rate decreased from an average of 79% during 1996, to an average of 76% during 1997. Refrigerated container utilization rates also decreased from an average of 94% during 1996, to an average of 82% during 1997. Dry cargo container per-diem rental rates decreased by 12% from 1996 levels. Refrigerated container per-diem rental rates declined 9% from 1996 levels. The Registrant's average fleet size (as measured in twenty-foot equipment units ("TEU")) was 13,246 TEU in 1997, as compared to 13,225 TEU in 1996.

   Rental equipment operating expenses, when measured as a percentage of rental revenue, were approximately 27% during 1997, as compared to 25% during 1996. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage. Base management fees, dependent on the operating performance of the fleet, declined $56,656, or approximately 14% during 1997.

   Other general and administrative expenses increased $16,370, or approximately 25% during 1997. Contributing to this change was an increase in the cost of the Registrant's annual audit, as well as an increase in the costs of preparing and processing the Registrant's regulatory filings.

   The Registrant disposed of 74 twenty-foot, 38 forty-foot and three forty-foot high-cube marine dry cargo containers during 1997, as compared to 107 twenty-foot and 9 forty-foot marine dry cargo containers during 1996. These disposals resulted in a loss of $18,685 for 1997, as compared to a gain of $56,150 for 1996. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the 1997 loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain on container disposals, which may fluctuate in subsequent periods.


1996 - 1995

   Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers and is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue declined by approximately 23% when compared to 1995.

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

   Rental equipment operating expenses, when measured as a percentage of rental revenue, were approximately 25% during 1996 as compared to 18% during 1995. This increase was due to higher storage and handling costs associated with the lower equipment utilization and increased repositioning costs. Base management fees declined by $71,328, or approximately 15%, during 1996.

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


The Cronos Group

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

   CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of CCC and the Registrant, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

   Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

   The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

   The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Registrant, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   The Registrant is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Year 2000

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in its vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. In 1998, CCC and the Leasing Company will initiate a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. The Registrant may reimburse CCC and the Leasing Company for certain data processing expenses as outlined in the Limited Partnership Agreement. The Registrant's reimbursement of data processing costs associated with Year 2000 compliance are not expected to be material. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.


Cautionary Statement

   This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Income Fund XI, L.P.:


We have audited the accompanying balance sheets of IEA Income Fund XI, L.P., as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended . These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund XI, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As further discussed in Note 12 to the financial statements, The Cronos Group, which is the indirect corporate parent of Cronos Capital Corp., the general partner of the Partnership, is subject to an investigation, commenced on February 10, 1997, by the United States Securities and Exchange Commission. Furthermore, Cronos Capital Corp. and five other subsidiaries of The Cronos Group are borrowers under a credit facility with several banks. The credit facility is guaranteed by The Cronos Group and the entire loan balance is due on May 31, 1998. The lending banks have indicated that they will not renew the credit facility, and as of the date of our report, The Cronos Group has yet to secure a source for repayment of the balance due.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1, for the years ended December 31, 1997 and 1996, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        Moore Stephens, P.C.
                                        Certified Public Accountants

New York, New York,
February 20, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Partners
IEA Income Fund XI, L.P.:


We have audited the accompanying statement of operations of IEA Income Fund XI, L.P. as of December 31, 1995, and the related statements of partners' capital and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of IEA Income Fund XI, L.P. as of December 31, 1995, and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                        Arthur Andersen LLP


San Francisco, California,
March 15, 1996

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                        Assets                                              1997               1996
                        ------                                          ------------       ------------
Current assets:
   Cash and cash equivalents, includes $1,394,472 in 1997
      and $1,605,226 in 1996 in interest-bearing accounts (note 2)      $  1,394,672       $  1,605,557
   Net lease receivables due from Leasing Company
      (notes 1 and 4)                                                        556,611            738,235
                                                                        ------------       ------------

         Total current assets                                              1,951,283          2,343,792
                                                                        ------------       ------------

Container rental equipment, at cost                                       35,812,722         35,888,165
   Less accumulated depreciation                                          13,113,676         11,163,236
                                                                        ------------       ------------
      Net container rental equipment                                      22,699,046         24,724,929
                                                                        ------------       ------------

Organization costs, net (note 3)                                        $          -             25,624
                                                                        ------------       ------------

                                                                        $ 24,650,329       $ 27,094,345
                                                                        ============       ============
  Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses (note 5)                                            $     75,000       $     75,000
                                                                        ------------       ------------

         Total current liabilities                                      $     75,000       $     75,000
                                                                        ------------       ------------

Partners' capital (deficit):
   General partner                                                      $    (24,417)      $         24
   Limited partners (note 9)                                              24,599,746         27,019,321
                                                                        ------------       ------------
         Total partners' capital                                          24,575,329         27,019,345
                                                                        ------------       ------------
                                                                        $ 24,650,329       $ 27,094,345
                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          1997              1996            1995
                                                      -----------       -----------      -----------
Net lease revenue (notes 1 and 7)                     $ 3,106,508       $ 3,781,622      $ 4,908,910

Other operating expenses:
   Depreciation and amortization (notes 1 and 3)        2,122,710         2,237,202        2,236,369
   Other general and administrative expenses               81,744            65,374           71,050
                                                      -----------       -----------      -----------
                                                        2,204,454         2,302,576        2,307,419
                                                      -----------       -----------      -----------

         Earnings from operations                         902,054         1,479,046        2,601,491

Other income:
   Interest income                                         67,035            90,172          110,637
   Net gain (loss) on disposal of equipment               (18,685)           56,150           45,879
                                                      -----------       -----------      -----------
                                                           48,350           146,322          156,516
                                                      -----------       -----------      -----------

         Net earnings                                 $   950,404       $ 1,625,368      $ 2,758,007
                                                      ===========       ===========      ===========

Allocation of net earnings:

   General partner                                    $   145,279       $   248,082      $   260,353
   Limited partners                                       805,125         1,377,286        2,497,654
                                                      -----------       -----------      -----------

                                                      $   950,404       $ 1,625,368      $ 2,758,007
                                                      ===========       ===========      ===========

Limited partners' per unit share of net earnings      $       .40       $      0.69      $      1.25
                                                      ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     Limited
                                     Partners            General
                                     (note 9)            Partner             Total
                                   ------------       ------------       ------------
Balances at December 31, 1994      $ 31,835,224       $    (50,994)      $ 31,784,230

Net earnings                          2,497,654            260,353          2,758,007

Cash distributions                   (4,449,579)          (234,190)        (4,683,769)
                                   ------------       ------------       ------------

Balances at December 31, 1995        29,883,299            (24,831)        29,858,468

Net earnings                          1,377,286            248,082          1,625,368

Cash distributions                   (4,241,264)          (223,227)        (4,464,491)
                                   ------------       ------------       ------------

Balances at December 31, 1996        27,019,321                 24         27,019,345

Net earnings                            805,125            145,279            950,404

Cash distributions                   (3,224,700)          (169,720)        (3,394,420)
                                   ------------       ------------       ------------

Balances at December 31, 1997      $ 24,599,746       $    (24,417)      $ 24,575,329
                                   ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                 1997              1996             1995
                                                             -----------       -----------       -----------
Cash flows from operating activities:
   Net earnings                                              $   950,404       $ 1,625,368       $ 2,758,007
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                         2,122,710         2,237,202         2,236,369
         Net (gain) loss on disposal of equipment                 18,685           (56,150)          (45,879)
         Decrease in net lease receivables
           due from Leasing Company                              208,391           170,095           380,499
                                                             -----------       -----------       -----------

           Total adjustments                                   2,349,786         2,351,147         2,570,989
                                                             -----------       -----------       -----------

           Net cash provided by operating activities           3,300,190         3,976,515         5,328,996
                                                             -----------       -----------       -----------

Cash flows from (used in) investing activities:
   Proceeds from sale of container rental equipment              212,612           287,307           208,469
   Purchases of container rental equipment                      (313,588)         (207,960)          (51,975)
   Acquisition fees paid to general partner                      (15,679)          (10,398)         (347,994)
                                                             -----------       -----------       -----------

           Net cash from (used in) investing activities         (116,655)           68,949          (191,500)
                                                             -----------       -----------       -----------

Cash flows used in financing activities:
   Distributions to partners                                  (3,394,420)       (4,464,491)       (4,683,769)
                                                             -----------       -----------       -----------

           Net cash used in financing activities              (3,394,420)       (4,464,491)       (4,683,769)
                                                             -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents            (210,885)         (419,027)          453,727

Cash and cash equivalents at beginning of year                 1,605,557         2,024,584         1,570,857
                                                             -----------       -----------       -----------

Cash and cash equivalents at end of year                     $ 1,394,672       $ 1,605,557       $ 2,024,584
                                                             ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



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

         The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. As of December 31, 1997, the Partnership operated 6,131 twenty-foot, 3,245 forty-foot and 195 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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


         See footnote 12 for further discussion regarding CCC and the Leasing Company.

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



     (c) Concentrations of Credit Risk

         The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Company. See note 2 for further discussion regarding the credit risk associated with cash and cash equivalents.

         Net lease receivables due from the Leasing Company (see notes 1(b) and 4 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectability of unremitted net lease receivables due from the Leasing Company. However, CCC and the Partnership are unable to predict the outcome of the events discussed in note 12 and their potential impact on the credit risk associated with these net lease receivables.


     (d) Basis of Accounting

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


     (e) Allocation of Net Earnings and Partnership Distributions

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

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



     (f) Acquisition Fees

         Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in two or more installments commencing in the year of purchase.


     (g) Container Rental Equipment

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 1997 and 1996.

         Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.


     (h) Amortization

         The Partnership's organization costs were amortized over 60 months on a straight-line basis.


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

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



     (k) New Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Partnership is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Partnership's results of operations, financial position or cash flows.

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior years are required to be restated. The Partnership is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Partnership's financial position, results of operations or cash flows.


     (l) Financial Statement Presentation

         The Partnership has determined that, for accounting purposes, the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.


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


(3)  Organization Costs

     The Partnership incurred $703,234 in offering and organizational costs during its offering period. Amortization of these costs was $25,624 for 1997 and $140,647 for 1996 and 1995.

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



(4)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1997 and December 31, 1996 were as follows:

                                                            December 31,    December 31,
                                                                1997            1996
                                                            ------------    ------------
         Lease receivables, net of  doubtful accounts
            of $83,363 in 1997 and $166,016 in 1996          $1,150,909      $1,375,901
         Less:
         Direct operating payables and accrued expenses         335,684         296,859
         Damage protection reserve (note 6)                     124,216         193,112
         Base management fees                                   112,209         122,447
         Reimbursed administrative expenses                      22,189          25,248
                                                             ----------      ----------
                                                             $  556,611      $  738,235
                                                             ==========      ==========


(5)  Accrued Expenses

     Accrued expenses consist of $75,000 for the expected cost of retrofitting the Partnership's refrigerated containers with non-CFC refrigerants.


(6)  Damage Protection Plan

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



(7)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1997, 1996 and 1995, was as follows:

                                                              1997            1996            1995
                                                           ----------      ----------      ----------
         Rental revenue (note 11)                          $5,123,149      $6,026,486      $7,080,775
         Less:
          Rental equipment operating expenses               1,385,415       1,503,339       1,304,301
          Base management fees (note 8)                       354,579         411,235         482,563
          Reimbursed administrative expenses (note 8)         276,647         330,290         385,001
                                                           ----------      ----------      ----------
                                                           $3,106,508      $3,781,622      $4,908,910
                                                           ==========      ==========      ==========

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS



(8)  Compensation to General Partner and its Affiliates

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

                                                   1997          1996          1995
                                                 --------      --------      --------
         Base management fees                    $354,579      $411,235      $482,563
         Reimbursed administrative expenses       276,647       330,290       385,001
         Acquisition fees                          15,679         5,298         7,699
                                                 --------      --------      --------
                                                 $646,905      $746,823      $875,263
                                                 ========      ========      ========

(9)  Limited Partners' Capital

     The limited partners' per unit share of capital at December 31, 1997, 1996 and 1995 was $12 , $14 and $15, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 1,999,812, the total number of limited partnership units.


(10) Income Taxes

     The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                         1997              1996              1995
                                                                     -----------       -----------       -----------
     Net earnings per statement of operations                        $   950,404       $ 1,625,368       $ 2,758,007
     Depreciation for income tax purposes in excess of
        depreciation for financial statement purposes                 (1,598,396)       (3,871,495)
                                                                                                          (3,890,779)
     Gain on disposition of assets for tax purposes in excess
        of gain on disposition for financial statement purposes          233,494            36,659           216,447
     Amortization expense for tax purposes less than
        amortization for financial statement purposes                     25,624           140,646           140,646
     Bad debt expense for tax purposes (in excess of) less than
         bad debt expense for financial statement purposes               (82,655)          (26,439)           11,193
                                                                     -----------       -----------       -----------
     Net loss for federal tax purposes                               $  (471,529)      $(2,095,261)      $  (764,486)
                                                                     ===========       ===========       ===========

     At December 31, 1997, the tax basis of total partners' capital was $7,297,732.

(11) Major Lessees

     No single lessee contributed more than 10% of the rental revenue earned during 1997, 1996 and 1995. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(12) The Cronos Group

     As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Parent Company") on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Partnership. In its letter of resignation to The Parent Company, Arthur Andersen stated that it resigned as auditors of The Parent Company and all other entities affiliated with The Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership.

     CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

     Arthur Andersen's report on the financial statements of CCC and the Partnership, for years preceding 1996, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Partnership's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

     In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

     In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

     Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. At December 31, 1997, approximately $37,600,000 was outstanding under the Credit Facility.

                            IEA INCOME FUND XI, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(12) The Cronos Group - (Continued)

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Partnership.

     The lending banks have indicated that they will not renew the Credit Facility, and the Parent Company has yet to secure a source for repayment of the balance due under the Credit Facility at May 31, 1998. CCC is currently in discussions with the management of the Parent Company to provide assurance that the management of the container leasing partnerships managed by CCC, including the Partnership, is not disrupted pending a refinancing or reorganization of the indebtedness of the Parent Company and its affiliates.

     The Partnership is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Partnership have been pledged as collateral under the Credit Facility.

     The Partnership is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Partnership or CCC and the Leasing Company's ability to manage the Partnership's fleet in subsequent periods.

                                                                      Schedule 1



                            IEA INCOME FUND XI, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.5
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   1997          1996          1995
                                                 --------      --------      --------
Salaries                                         $127,598      $157,490      $195,348
Other payroll related expenses                     23,518        27,308        30,692
General and administrative expenses               125,531       145,491       158,961
                                                 --------      --------      --------

   Total reimbursed administrative expenses      $276,647      $330,289      $385,001
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

   The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at March 18, 1998, are as follows:

                        Name                                     Office
                ----------------------      -------------------------------------------------
                Dennis J. Tietz             President, Chief Executive Officer, and Director

                Elinor Wexler               Vice President/Administration and Secretary,
                                            and Director

                John P. McDonald            Vice President/Sales, and Director

                Stefan M. Palatin           Director

                Peter J. Younger            Director

   DENNIS J. TIETZ Mr. Tietz, 45, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   ELINOR A. WEXLER Ms. Wexler, 49, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN P. MCDONALD Mr. McDonald, 36, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   STEFAN M. PALATIN Mr. Palatin, 44, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

   Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

   PETER J. YOUNGER Mr. Younger, 41, joined the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

   JOHN KALLAS Mr. Kallas, 35, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and was directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas resigned from Cronos Capital Corp. on March 18, 1998.


   The key management personnel of the Leasing Company at March 18, 1998, were as follows:


                        Name                                   Title
                ----------------------      --------------------------------------
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

                Harris H. T. Ho             Vice President/Asia Pacific

                David Heather               Vice President/Technical Services

                John C. Kirby               Vice President/Operations

                J. Gordon Steel             Vice President/Tank Container Division

   STEVE BROCATO Mr. Brocato, 45, was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd.

   PETER J. YOUNGER Mr. Younger, 41, was elected Chief Financial Officer of The Cronos Group in March, 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

   JOHN M. FOY Mr. Foy, 52, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   NICO SCIACOVELLI Mr. Sciacovelli, 48, was elected Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

   HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

   DAVID HEATHER Mr. Heather, 50, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

   JOHN C. KIRBY Mr. Kirby, 44, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

   J. GORDON STEEL Mr. Steel, 65, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

   The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1997.

                                                                                         Cash Fees and
             Name                           Description                                  Distributions
             ----                           -----------                                  -------------
       1) CCC                    Acquisition fee - equal to 5% of the purchase             $  15,679
                                   price of containers acquired by the Registrant
                                   pursuant to Section 4.2 of the Limited
                                   Partnership Agreement

       2) CCL                    Base management fees - equal to 7% of gross               $ 364,818
                                   lease revenues attributable to operating
                                   leases pursuant to Section 4.3 of the
                                   Limited Partnership Agreement

       3) CCC                    Reimbursed administrative expenses - equal to             $  25,506
                                   the costs expended by CCC and its affiliates
          CCL                      for services necessary to the prudent operation         $ 254,200
                                   of the Registrant pursuant to Section 4.4 of the
                                   Limited Partnership Agreement

       4) CCC                    Interest in Fund - 5% of distributions of                 $ 169,720
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

   (b)   Security Ownership of Management

   The Registrant has no directors or officers. It is managed by CCC. CCC owns 6,791 units, representing 0.34% of the total amount of units outstanding..

   (c)   Changes in Control

   Inapplicable.


Item 13. Certain Relationships and Related Transactions

   (a)   Transactions with Management and Others

   The Registrant's only transactions with management and other related parties during 1997 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, "Executive Compensation," herein.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1. Financial Statements


   The following financial statements of the Registrant are included in Part II,
Item 8:

                                                                                    Page
                                                                                    ----
         Reports of Independent Public Accountants............................     19, 20

         Balance sheets - December 31, 1997 and 1996..........................      21

         Statements of operations - for the years ended
            December 31, 1997, 1996 and 1995..................................      22

         Statements of partners' capital - for the years ended
            December 31, 1997, 1996 and 1995..................................      23

         Statements of cash flows - for the years ended
            December 31, 1997, 1996 and 1995..................................      24

         Notes to financial statements........................................      25

         Schedule of Reimbursed Administrative Expenses.......................      33



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

(a)3.  Exhibits

   Exhibit
     No.                            Description                              Method of Filing
   -------                          -----------                              ----------------
     3(a)    Limited   Partnership   Agreement  of  the   Registrant,        *
             amended and restated as of December 14, 1990

     3(b)    Certificate of Limited Partnership of the Registrant            **

     10(a)   Form  of  Leasing  Agent   Agreement  with  LPI  Leasing        ***
             Partners International N.V.

     10(b)   Assignment of Leasing Agent  Agreement  dated January 1,        Filed with this document
             1992 between the  Registrant,  CCC (formerly  Intermodal
             Equipment Associates),  Cronos Containers N.V. (formerly
             LPI  Leasing  Partners  International  N.V.) and  Cronos
             Containers Limited

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


                                        IEA INCOME FUND XI, L.P.

                                        By   Cronos Capital Corp.
                                             The General Partner


                                        By   /s/  Dennis J. Tietz
                                           -------------------------------------
                                             Dennis J. Tietz
                                             President and Director of
                                             Cronos Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC

Date:  March 31, 1998


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:


          Signature                            Title                            Date
          ---------                            -----                            ----


   /s/  Dennis J. Tietz              President and Director of
-----------------------------           Cronos Capital Corp.             March 31, 1998
Dennis J. Tietz                          ("CCC") (Principal
                                              Executive
                                           Officer of CCC)


   /s/  John McDonald                 National Sales Manager
-----------------------------            and Director of
John McDonald                           Cronos Capital Corp.               March 31, 1998



   /s/  Peter Younger                       Director of
-----------------------------           Cronos Capital Corp.               March 31, 1998
Peter Younger



                            SUPPLEMENTAL INFORMATION

   The Registrant's annual report will be furnished to its limited partners on or about April 30, 1998. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX



   Exhibit
     No.                            Description                              Method of Filing
   -------                          -----------                              ----------------
     3(a)    Limited   Partnership   Agreement  of  the   Registrant,        *
             amended and restated as of December 14, 1990

     3(b)    Certificate of Limited Partnership of the Registrant            **

     10(a)   Form  of  Leasing  Agent   Agreement  with  LPI  Leasing        ***
             Partners International N.V.

     10(b)   Assignment of Leasing Agent  Agreement  dated January 1,        Filed with this document
             1992 between the  Registrant,  CCC (formerly  Intermodal
             Equipment Associates),  Cronos Containers N.V. (formerly
             LPI  Leasing  Partners  International  N.V.) and  Cronos
             Containers Limited

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