Form 10-Q
period 1998-03-31
IEA INCOME FUND XI LP
filed 1998-05-11
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________TO ________


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

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997      4

         Statements of Operations for the three months ended March 31,
             1998 and 1997 (unaudited)                                          5

         Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997 (unaudited)                                6

         Notes to Financial Statements (unaudited)                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              10

PART II - OTHER INFORMATION

 Item 6. Exhibit and Reports on Form 8-K                                        14

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                 March 31,         December 31,
                                                                    1998               1997
                                                                ------------       ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $1,341,472 at March
      31, 1998 and $1,394,472 at December 31, 1997 in
      interest-bearing accounts                                 $  1,357,382       $  1,394,672
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                681,072            556,611
                                                                ------------       ------------

         Total current assets                                      2,038,454          1,951,283
                                                                ------------       ------------

Container rental equipment, at cost                               35,681,279         35,812,722
   Less accumulated depreciation                                  13,584,057         13,113,676
                                                                ------------       ------------
      Net container rental equipment                              22,097,222         22,699,046
                                                                ------------       ------------

                                                                $ 24,135,676       $ 24,650,329
                                                                ============       ============

            Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                             $     75,000       $     75,000
                                                                ------------       ------------

         Total current liabilities                                    75,000             75,000
                                                                ------------       ------------

Partners' capital (deficit):
   General partner                                                   (21,623)           (24,417)
   Limited partners                                               24,082,299         24,599,746
                                                                ------------       ------------

         Total partners' capital                                  24,060,676         24,575,329
                                                                ------------       ------------

                                                                $ 24,135,676       $ 24,650,329
                                                                ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                      ----------------------
                                                      March 31,    March 31,
                                                        1998          1997
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $815,523      $742,271

Other operating expenses:
  Depreciation                                         521,622       548,440
  Other general and administrative expenses             19,273        12,653
                                                      --------      --------
                                                       540,895       561,093
                                                      --------      --------

    Earnings from operations                           274,628       181,178

Other income:
  Interest income                                       18,410        18,331
  Net gain on disposal of equipment                      8,020         8,804
                                                      --------      --------
                                                        26,430        27,135
                                                      --------      --------

    Net earnings                                      $301,058      $208,313
                                                      ========      ========

Allocation of net earnings:
  General partner                                     $ 43,578      $ 46,041
  Limited partners                                     257,480       162,272
                                                      --------      --------

                                                      $301,058      $208,313
                                                      ========      ========

Limited partners' per unit share of net earnings      $   0.13      $   0.08
                                                      ========      ========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                Three Months Ended
                                                            -----------------------------
                                                             March 31,         March 31,
                                                               1998              1997
                                                            -----------       -----------
Net cash provided by operating activities                   $   663,540       $   802,928

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                           114,882            42,223
  Purchase of container rental equipment                             --          (260,247)
  Acquisition fees paid to general partner                           --           (13,012)
                                                            -----------       -----------

Net cash provided by (used in) investing activities             114,882          (231,036)
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                     (815,712)         (920,970)
                                                            -----------       -----------


Net decrease in cash and cash equivalents                       (37,290)         (349,078)


Cash and cash equivalents at January 1                        1,394,672         1,605,557
                                                            -----------       -----------


Cash and cash equivalents at March 31                       $ 1,357,382       $ 1,256,479
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

         The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. As of March 31, 1998, the Partnership operated 6,103 twenty-foot, 3,231 forty-foot and 195 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:


                                                                             March 31,      December 31,
                                                                                1998           1997
                                                                             ----------      ----------
         Lease receivables, net of doubtful accounts of
            $102,163 at March 31, 1998 and $83,363 at December 31, 1997      $1,190,928      $1,150,909
         Less:
         Direct operating payables and accrued expenses                         288,575         335,684
         Damage protection reserve                                               94,383         124,216
         Base management fees                                                   105,190         112,209
         Reimbursed administrative expenses                                      21,708          22,189
                                                                             ----------      ----------

                                                                             $  681,072      $  556,611
                                                                             ==========      ==========


                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,      March 31,
                                                     1998            1997
                                                  ----------      ----------
         Rental revenue                           $1,253,370      $1,298,866
         Less:
         Rental equipment operating expenses         262,384         396,404
         Base management fees                         86,013          89,703
         Reimbursed administrative expenses           89,450          70,488
                                                  ----------      ----------

                                                  $  815,523      $  742,271
                                                  ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

     At March 31, 1998, the Registrant had $1,357,382 in cash and cash equivalents, a decrease of $37,290 from the December 31, 1997 cash balances. At March 31, 1998, the Registrant had approximately $246,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     Net lease receivables at March 31, 1998 increased 22% when compared to December 31, 1997. Contributing to this change was a decrease in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses decreased 14% from December 31, 1997 due to the decrease in costs associated with higher utilization levels, including handling, storage and repositioning.

     The Registrant's cash distribution from operations for the first quarter of 1998 was 7.75% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's dry cargo and refrigerated container utilization rates declined from 80% and 84%, respectively, at December 31, 1997 to 79% and 81%, respectively, at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997.

     Net lease revenue for the three-month period ended March 31, 1998 was $815,523, an increase of approximately 10% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $1,253,370, reflecting a decline of 4% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three-month period ended March 31, 1998 declined 12% when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 1998 declined 8% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and March 31, 1997 were as follows:


                                                          Three Months Ended
                                                         ---------------------
                                                         March 31,    March 31,
                                                           1998         1997
                                                         ---------    --------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                       12,982       13,029
               Refrigerated containers                       200          200
         Average Utilization
               Dry cargo containers                           78%          73%
               Refrigerated containers                        83%          89%


     Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 31% during the three-month period ended March 31, 1997. This decline was largely attributable to a decrease in costs associated with higher utilization levels, including handling and storage. The Registrant's operating results contributed to a decline in base management fees when compared to the same period in the prior year.

     The Registrant disposed of 28 twenty-foot and 14 forty-foot marine dry cargo containers during the first quarter of 1998, as compared to 16 twenty-foot and seven forty-foot marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

     During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit
           No.                     Description                        Method of Filing
         -------                   -----------                        ----------------
          3(a)   Limited Partnership Agreement of the Registrant,     *
                 amended and restated as of December 14, 1990

          3(b)   Certificate of Limited Partnership of the            **
                 Registrant

          10(a)  Form of Leasing Agent Agreement with LPI Leasing     ***
                 Partners International N.V.

          10(b)  Assignment of Leasing Agent Agreement dated          ****
                 January 1, 1992 between the Registrant, CCC
                 (formerly Intermodal Equipment Associates),
                 Cronos Containers N.V. (formerly LPI Leasing
                 Partners International N.V.) and Cronos
                 Containers Limited

          27     Financial Data Schedule                              Filed with this document


(b)  Report on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.





-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1997.

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



                                   IEA INCOME FUND XI, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner



                                   By    /s/ DENNIS J. TIETZ
                                        ----------------------------------------
                                        Dennis J. Tietz
                                        President and Director of Cronos
                                        Capital Corp. ("CCC")
                                        Principal Executive Officer of CCC



Date: May 15, 1998

                                  EXHIBIT INDEX


        Exhibit
          No.                     Description                         Method of Filing
        -------                   -----------                         ----------------
          3(a)   Limited Partnership Agreement of the Registrant,     *
                 amended and restated as of December 14, 1990

          3(b)   Certificate of Limited Partnership of the            **
                 Registrant

          10(a)  Form of Leasing Agent Agreement with LPI Leasing     ***
                 Partners International N.V.

          10(b)  Assignment of Leasing Agent Agreement dated          ****
                 January 1, 1992 between the Registrant, CCC
                 (formerly Intermodal Equipment Associates),
                 Cronos Containers N.V. (formerly LPI Leasing
                 Partners International N.V.) and Cronos
                 Containers Limited

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

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1997.