Form 10-Q
period 1998-06-30
IEA INCOME FUND XI LP
filed 1998-08-13
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ____________


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
                                       ----    ----

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                                        4

           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)          5

           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                    6

           Notes to Financial Statements (unaudited)                                                               7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             12


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                      13

  Item 3.  Defaults Upon Senior Securities                                                                        14

  Item 5.  Other Information                                                                                      14

  Item 6.  Exhibits and Reports on Form 8-K                                                                       16

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                             June 30,          December 31,
                                                                                              1998                 1997
                                                                                          ------------         ------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $1,432,466 at June 30, 1998 and $1,394,472
       at December 31, 1997 in interest-bearing accounts                                  $  1,432,566         $  1,394,672
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                         619,712              556,611
                                                                                          ------------         ------------

           Total current assets                                                              2,052,278            1,951,283
                                                                                          ------------         ------------

Container rental equipment, at cost                                                         35,491,517           35,812,722
    Less accumulated depreciation                                                           14,025,962           13,113,676
                                                                                          ------------         ------------
       Net container rental equipment                                                       21,465,555           22,699,046
                                                                                          ------------         ------------

                                                                                          $ 23,517,833         $ 24,650,329
                                                                                          ============         ============
               Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                                      $     75,000         $     75,000
                                                                                          ------------         ------------

           Total current liabilities                                                            75,000               75,000
                                                                                          ------------         ------------

Partners' capital (deficit):
    General partner                                                                            (35,742)             (24,417)
    Limited partners                                                                        23,478,575           24,599,746
                                                                                          ------------         ------------

           Total partners' capital                                                          23,442,833           24,575,329
                                                                                          ------------         ------------

                                                                                          $ 23,517,833         $ 24,650,329
                                                                                          ============         ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                     Three Months Ended              Six Months Ended
                                                   --------------------------    --------------------------
                                                     June 30,       June 30,      June 30,        June 30,
                                                       1998           1997          1998            1997
                                                  -----------    -----------    -----------    -----------
Net lease revenue (notes 1 and 3)                  $   741,651    $   780,603    $ 1,557,174    $ 1,522,874

Other operating expenses:
    Depreciation                                       520,768        529,648      1,042,390      1,078,088
    Other general and administrative expenses           16,038         24,298         35,311         36,951
                                                   -----------    -----------    -----------    -----------
                                                       536,806        553,946      1,077,701      1,115,039
                                                   -----------    -----------    -----------    -----------

       Earnings from operations                        204,845        226,657        479,473        407,835

Other income (loss):
    Interest income                                     18,544         15,265         36,954         33,596
    Net gain (loss) on disposal of equipment           (25,519)        (5,530)       (17,499)         3,274
                                                   -----------    -----------    -----------    -----------
                                                        (6,975)         9,735         19,455         36,870
                                                   -----------    -----------    -----------    -----------
       Net earnings                                $   197,870    $   236,392    $   498,928    $   444,705
                                                   ===========    ===========    ===========    ===========


Allocation of net earnings:
    General partner                                $    26,667    $    32,167    $    70,245    $    78,208
    Limited partners                                   171,203        204,225        428,683        366,497
                                                   -----------    -----------    -----------    -----------
                                                   $   197,870    $   236,392    $   498,928    $   444,705
                                                   ===========    ===========    ===========    ===========
Limited partners' per unit share of net earnings   $      0.08    $      0.10    $      0.21    $      0.18
                                                   ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                  Six Months Ended
                                                             --------------------------
                                                                June 30,       June 30,
                                                                 1998           1997
                                                             -----------    -----------
Net cash provided by operating activities                    $ 1,454,303    $ 1,647,678

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                          215,015         80,852
    Purchase of container rental equipment                            --       (260,247)
    Acquisition fees paid to general partner                          --        (13,012)
                                                             -----------    -----------


       Net cash provided by (used in) investing activities       215,015       (192,407)
                                                             -----------    -----------

Cash flows used in financing activities:
    Distribution to partners                                  (1,631,424)    (1,762,996)
                                                             -----------    -----------


Net increase (decrease) in cash and cash equivalents              37,894       (307,725)


Cash and cash equivalents at January 1                         1,394,672      1,605,557
                                                             -----------    -----------


Cash and cash equivalents at June 30                         $ 1,432,566    $ 1,297,832
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

          The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. As of June 30, 1998, the Partnership operated 6,072 twenty-foot, 3,209 forty-foot and 194 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                                    June 30,    December 31,
                                                                      1998         1997
                                                                   ----------   ----------
          Lease receivables, net of doubtful accounts of $43,963
            at June 30, 1998 and $83,363 at December 31, 1997      $1,143,339   $1,150,909
          Less:
          Direct operating payables and accrued expenses              293,012      335,684
          Damage protection reserve                                    94,188      124,216
          Base management fees                                        115,046      112,209
          Reimbursed administrative expenses                           21,381       22,189
                                                                   ----------   ----------

                                                                   $  619,712   $  556,611
                                                                   ==========   ==========




                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                                  Three Months Ended          Six Months Ended
                                                -----------------------   -----------------------
                                                 June 30,     June 30,     June 30,     June 30,
                                                   1998         1997         1998         1997
                                                ----------   ----------   ----------   ----------
          Rental revenue                        $1,178,950   $1,294,688   $2,432,320   $2,593,554
          Less:
          Rental equipment operating expenses      292,412      354,781      554,796      751,185
          Base management fees                      80,119       90,754      166,132      180,457
          Reimbursed administrative expenses        64,768       68,550      154,218      139,038
                                                ----------   ----------   ----------   ----------

                                                $  741,651   $  780,603   $1,557,174   $1,522,874
                                                ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      At June 30, 1998, the Registrant had $1,432,566 in cash and cash equivalents, an increase of $37,894 from the December 31, 1997 cash balances. At June 30, 1998, the Registrant had approximately $346,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      Net lease receivables at June 30, 1998 increased 11% when compared to December 31, 1997. Contributing to this change was a decrease in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses decreased 13% from December 31, 1997 due to the decrease in costs associated with higher utilization levels, including handling, storage and repositioning.

      The Registrant's cash distribution from operations for the second quarter of 1998 was 7.75% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and the three and six-month periods ended June 30, 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $741,651 and $1,557,174, respectively, a decrease of approximately 5% and an increase of 2% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $1,178,950 and $2,432,320, respectively, reflecting a decline of 9% and 6%, respectively, from the same periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1998 declined 8% and 10%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1998 declined 17% and 12%, respectively, when compared to the same periods in the prior year.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and June 30, 1997 were as follows:


                                                          Three Months Ended        Six Months Ended
                                                          ------------------      ------------------
                                                         June 30,    June 30,    June 30,    June 30,
                                                           1998        1997        1998        1997
                                                          ------      ------      ------      ------
          Average fleet size (measured in twenty-foot
              equivalent units (TEU))
                 Dry cargo containers                     12,900      13,084      12,946      13,049
                 Refrigerated containers                     200         200         200         200
          Average Utilization
                 Dry cargo containers                         79%         75%         78%         74%
                 Refrigerated containers                      75%         80%         79%         84%


      Rental equipment operating expenses were 25% and 23%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 27% and 29%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997. This decline was largely attributable to a decrease in costs associated with higher utilization levels, including handling and storage. The Registrant's operating results contributed to a decline in base management fees during the three and six-month periods ended June 30, 1998 when compared to the same periods in the prior year.

      The Registrant disposed of 31 twenty-foot, 22 forty-foot, and one high-cube marine dry cargo containers during the second quarter of 1998, as compared to 17 twenty-foot and 13 forty-foot marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

         The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

         In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

         Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

         The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

         The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

         As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

         Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.


Item 5.  Other Information

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

         Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not
         CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

         The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

         CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit
           No.                      Description                                      Method of Filing
        -------     ----------------------------------------------------------       ----------------

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

          27         Financial Data Schedule                                         Filed with this document


(b)   Report on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.









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




                                        IEA INCOME FUND XI, L.P.


                                        By   Cronos Capital Corp.
                                             The General Partner




                                        By  /s/ Dennis J. Tietz
                                            ----------------------------------
                                            Dennis J. Tietz
                                            President and Director of Cronos
                                            Capital Corp. ("CCC")
                                            Principal Executive Officer of CCC

Date: August 14, 1998

                                  EXHIBIT INDEX

        Exhibit
           No.                      Description                                      Method of Filing
        -------     ----------------------------------------------------------       ----------------

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