Form 10-Q
period 1998-09-30
IEA INCOME FUND XI LP
filed 1998-11-12
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I --   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                          4

            Statements of Operations for the three and nine months ended September 30, 1998 and
            1997 (unaudited)                                                                               5

            Statements of Cash Flows for the nine months ended September 30, 1998 and
            1997 (unaudited)                                                                               6

            Notes to Financial Statements (unaudited)                                                      7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         10

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                    12

PART II --  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                             13

  Item 3.   Defaults Upon Senior Securities                                                               14

  Item 5.   Other Information                                                                             14

  Item 6.   Exhibits and Reports on Form 8-K                                                              16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                    September 30,    December 31,
                                                                                        1998             1997
                                                                                    -------------    ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $1,438,276 at September 30, 1998 and
       $1,394,472 at December 31, 1997 in interest-bearing accounts                 $  1,438,376     $  1,394,672
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                   613,494          556,611
                                                                                    ------------     ------------
           Total current assets                                                        2,051,870        1,951,283
                                                                                    ------------     ------------

Container rental equipment, at cost                                                   35,292,825       35,812,722
    Less accumulated depreciation                                                     14,459,567       13,113,676
                                                                                    ------------     ------------
       Net container rental equipment                                                 20,833,258       22,699,046
                                                                                    ------------     ------------
                                                                                    $ 22,885,128     $ 24,650,329
                                                                                    ============     ============
                        Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                                $     75,000     $     75,000
                                                                                    ------------     ------------
           Total current liabilities                                                      75,000           75,000
                                                                                    ------------     ------------

Partners' capital (deficit):
    General partner                                                                      (42,069)         (24,417)
    Limited partners                                                                  22,852,197       24,599,746
                                                                                    ------------     ------------
           Total partners' capital                                                    22,810,128       24,575,329
                                                                                    ------------     ------------
                                                                                    $ 22,885,128     $ 24,650,329
                                                                                    ============     ============

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Three Months Ended                      Nine Months Ended
                                                      ---------------------------------      ---------------------------------
                                                      September 30,       September 30,      September 30,       September 30,
                                                           1998               1997                1998                1997
                                                      -------------       -------------      -------------       -------------
Net lease revenue (notes 1 and 3)                       $ 705,499         $   807,236         $ 2,262,673         $ 2,330,110

Other operating expenses:
    Depreciation and amortization                         517,620             524,008           1,560,010           1,602,096
    Other general and administrative expenses              22,587              17,257              57,898              54,208
                                                        ---------         -----------         -----------         -----------
                                                          540,207             541,265           1,617,908           1,656,304
                                                        ---------         -----------         -----------         -----------
       Earnings from operations                           165,292             265,971             644,765             673,806

Other income (loss):
    Interest income                                        18,860              14,572              55,814              48,168
    Net gain (loss) on disposal of equipment              (36,229)            (14,503)            (53,728)            (11,229)
                                                        ---------         -----------         -----------         -----------
                                                          (17,369)                 69               2,086              36,939
                                                        ---------         -----------         -----------         -----------
       Net earnings                                     $ 147,923         $   266,040         $   646,851         $   710,745
                                                        =========         ===========         ===========         ===========

Allocation of net earnings:
    General partner                                     $  32,704         $    32,047         $   102,949         $   110,255
    Limited partners                                      115,219             233,993             543,902             600,490
                                                        ---------         -----------         -----------         -----------
                                                        $ 147,923         $   266,040         $   646,851         $   710,745
                                                        =========         ===========         ===========         ===========
Limited partners' per unit share of net earnings        $    0.06         $      0.12         $      0.27         $      0.30
                                                        =========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         Nine Months Ended
                                                                   -----------------------------
                                                                   September 30,   September 30,
                                                                       1998             1997
                                                                   -------------   -------------
Net cash provided by operating activities                           $ 2,128,202     $ 2,422,162

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                 327,554         155,625
    Purchase of container rental equipment                                   --        (313,588)
    Acquisition fees paid to general partner                                 --         (15,679)
                                                                    -----------     -----------
       Net cash provided by (used in) investing activities              327,554        (173,642)
                                                                    -----------     -----------
Cash flows used in financing activities:
    Distribution to partners                                         (2,412,052)     (2,578,708)
                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                     43,704        (330,188)

Cash and cash equivalents at January 1                                1,394,672       1,605,557
                                                                    -----------     -----------

Cash and cash equivalents at September 30                           $ 1,438,376     $ 1,275,369
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

          The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. As of September 30, 1998, the Partnership owned and operated 6,037 twenty-foot, 3,187 forty-foot and 194 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                           September 30,    December 31,
                                                                               1998             1997
                                                                           -------------    ------------
          Lease receivables, net of doubtful accounts of $89,381
            at September 30, 1998 and $83,363 at December 31, 1997          $1,136,779       $1,150,909
          Less:
          Direct operating payables and accrued expenses                       281,265          335,684
          Damage protection reserve                                            105,350          124,216
          Base management fees                                                 115,011          112,209
          Reimbursed administrative expenses                                    21,659           22,189
                                                                            ----------       ----------
                                                                            $  613,494       $  556,611
                                                                            ==========       ==========

                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                          Three Months Ended                  Nine Months Ended
                                                    -------------------------------     ------------------------------
                                                    September 30,     September 30,     September 30,    September 30,
                                                        1998              1997              1998              1997
                                                    -------------     -------------     -------------    -------------
          Rental revenue                             $1,214,921        $1,261,349        $3,647,241        $3,854,903
          Less:
          Rental equipment operating expenses           348,936           298,964           903,732         1,050,149
          Base management fees                           81,697            86,766           247,829           267,223
          Reimbursed administrative expenses             78,789            68,383           233,007           207,421
                                                     ----------        ----------        ----------        ----------
                                                     $  705,499        $  807,236        $2,262,673        $2,330,110
                                                     ==========        ==========        ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      At September 30, 1998, the Registrant had $1,438,376 in cash and cash equivalents, an increase of $43,704 from the December 31, 1997 cash balances. Net lease receivables at September 30, 1998 increased 10% when compared to December 31, 1997.

      The Registrant's cash distribution from operations for the third quarter of 1998 was 7.25% (annualized) of the limited partners' original capital contributions, a decline of .50% from the second quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      Net lease revenue for the three and nine-month periods ended September 30, 1998 was $705,499 and $2,262,673, respectively, a decrease of 13% and 3% from the respective three and nine-month periods ended September 30, 1997. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $1,214,921 and $3,647,241, respectively, reflecting a decline of 4% and 5% from the respective three and nine-month periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined 2% and 8%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined 3% and 9%, respectively, when compared to the same periods in the prior year.

      The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and September 30, 1997 were as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                   ------------------------------     ------------------------------
                                                   September 30,    September 30,     September 30,    September 30,
                                                       1998              1997             1998              1997
                                                   -------------    -------------     -------------    -------------
      Average fleet size (measured in twenty-
          foot equivalent units (TEU))
             Dry cargo containers                      12,819           13,059           12,908           13,052
             Refrigerated containers                      200              200              200              200
      Average Utilization
             Dry cargo containers                          76%              77%              78%              75%
             Refrigerated containers                       64%              81%              74%              83%

      Rental equipment operating expenses were 29% and 25%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 24% and 27%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997. These changes were largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning. The Registrant's operating results contributed to a decline in base management fees during the three and nine-month periods ended September 30, 1998 when compared to the same periods in the prior year.

      The Registrant disposed of 35 twenty-foot and 22 forty-foot marine dry cargo containers during the third quarter of 1998, as compared to 20 twenty-foot, 11 forty-foot, and one forty-foot high-cube marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, and suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

   Exhibit
     No.                             Description                                   Method of Filing
   -------      --------------------------------------------------------        -----------------------
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

    27          Financial Data Schedule                                         Filed with this document

(b)   Report on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


------------

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


Date: November 13, 1998

                                  EXHIBIT INDEX

   Exhibit
     No.                             Description                                   Method of Filing
   -------      --------------------------------------------------------        -----------------------
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

-----------

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