Form 10-Q
period 1999-03-31
IEA INCOME FUND XI LP
filed 1999-05-12
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                         4


         Statements of Operations for the three months ended March 31, 1999 and 1998
         (unaudited)                                                                               5


         Statements of Cash Flows for the three months ended March 31, 1999 and 1998
         (unaudited)                                                                               6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     9


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               12


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                        13


 Item 3. Defaults Upon Senior Securities                                                          13


 Item 5. Other Information                                                                        13


 Item 6. Exhibits and Reports on Form 8-K                                                         15

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                                   IEA INCOME FUND XI, L.P.

                                        BALANCE SHEETS

                                         (UNAUDITED)



                                                                             March 31,         December 31,
                                                                                1999               1998
                                                                            ------------       ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,610,339 at March 31, 1999
      and $1,506,063 at December 31, 1998 in interest-bearing accounts      $  1,610,439       $  1,506,163
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            468,497            499,399
                                                                            ------------       ------------

         Total current assets                                                  2,078,936          2,005,562
                                                                            ------------       ------------

Container rental equipment, at cost                                           34,223,544         34,982,063
   Less accumulated depreciation                                              15,007,739         14,838,118
                                                                            ------------       ------------
      Net container rental equipment                                          19,215,805         20,143,945
                                                                            ------------       ------------

                                                                            $ 21,294,741       $ 22,149,507
                                                                            ============       ============
            Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                                         $     75,000       $     75,000
                                                                            ------------       ------------

         Total current liabilities                                                75,000             75,000
                                                                            ------------       ------------

Partners' capital (deficit):
   General partner                                                               (57,973)           (49,424)
   Limited partners                                                           21,277,714         22,123,931
                                                                            ------------       ------------

         Total partners' capital                                              21,219,741         22,074,507
                                                                            ------------       ------------

                                                                            $ 21,294,741       $ 22,149,507
                                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended
                                                             -------------------------
                                                             March 31,       March 31,
                                                               1999            1998
                                                             ---------       ---------
Net lease revenue (notes 1 and 3)                            $ 597,360       $ 815,523

Other operating expenses:
  Depreciation                                                 504,209         521,622
  Other general and administrative expenses                     23,035          19,273
                                                             ---------       ---------
                                                               527,244         540,895
                                                             ---------       ---------

    Earnings from operations                                    70,116         274,628

Other income (loss):
  Interest income                                               16,081          18,410
  Net gain (loss) on disposal of equipment                    (206,486)          8,020
                                                             ---------       ---------
                                                              (190,405)         26,430
                                                             ---------       ---------

    Net earnings (loss)                                      $(120,289)      $ 301,058
                                                             =========       =========

Allocation of net earnings (loss):
  General partner                                            $  25,995       $  43,578
  Limited partners                                            (146,284)        257,480
                                                             ---------       ---------

                                                             $(120,289)      $ 301,058
                                                             =========       =========

Limited partners' per unit share of net earnings (loss)      $   (0.07)      $    0.13
                                                             =========       =========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Three Months Ended
                                                          -----------------------------
                                                           March 31,         March 31,
                                                             1999              1998
                                                          -----------       -----------
Net cash provided by operating activities                 $   634,872       $   663,540

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                         203,880           114,882

Cash flows used in financing activities:
  Distribution to partners                                   (734,476)         (815,712)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents          104,276           (37,290)


Cash and cash equivalents at January 1                      1,506,163         1,394,672
                                                          -----------       -----------


Cash and cash equivalents at March 31                     $ 1,610,439       $ 1,357,382
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                          March 31,      December 31,
                                                                            1999            1998
                                                                         ----------      ------------
         Lease receivables, net of doubtful accounts of $110,906 at
            March 31, 1999 and $134,182 at December 31, 1998             $1,110,240      $1,124,544
         Less:
         Direct operating payables and accrued expenses                     379,020         354,547
         Damage protection reserve                                          146,495         142,346
         Base management fees                                                98,126         108,788
         Reimbursed administrative expenses                                  18,102          19,464
                                                                         ----------      ----------

                                                                         $  468,497      $  499,399
                                                                         ==========      ==========


                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:


                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     1999            1998
                                                  ----------      ----------
         Rental revenue (note 4)                  $1,031,888      $1,253,370
         Less:
         Rental equipment operating expenses         307,215         262,384
         Base management fees                         69,755          86,013
         Reimbursed administrative expenses           57,558          89,450
                                                  ----------      ----------

                                                  $  597,360      $  815,523
                                                  ==========      ==========


(4)  Operating Segment

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 5,902 twenty-foot, 3,049 forty-foot and 184 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 1999 and 1998 follows:

                                                         1999            1998
                                                      ----------      ----------
         Dry cargo containers                         $  933,120      $1,140,536
         Refrigerated containers                          98,768         112,834
                                                      ----------      ----------

         Total                                        $1,031,888      $1,253,370
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


1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

     At March 31, 1999, the Registrant had $1,610,439 in cash and cash equivalents, an increase of $104,276 from the cash balances at December 31, 1998.

     Net lease receivables at March 31, 1999 decreased 6% when compared to December 31, 1998. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses increased 7% from December 31, 1998 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

     The Registrant's cash distribution from operations for the first quarter of 1999 was 6.50% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the first quarter of 1999 was .50% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1998. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three-month period ended March 31, 1998.

     Net lease revenue for the three-month period ended March 31, 1999 was $597,360, a decrease of approximately 27% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $1,031,888, reflecting a decline of 18% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three-month period ended March 31, 1999 declined 5% when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 1999 declined 3% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and March 31, 1998 were as follows:


                                                           Three Months Ended
                                                         ---------    ---------
                                                         March 31,    March 31,
                                                           1999         1998
                                                         ---------    ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                       12,520       12,982
               Refrigerated containers                       200          200
         Average Utilization
               Dry cargo containers                           69%          78%
               Refrigerated containers                        65%          83%

     Rental equipment operating expenses were 30% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 21% during the three-month period ended March 31, 1998. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage. The Registrant's operating results contributed to a decline in base management fees when compared to the same period in the prior year.

     The Registrant disposed of 89 twenty-foot, 104 forty-foot and six forty-foot high-cube marine dry cargo containers during the first quarter of 1999, as compared to 28 twenty-foot and 14 forty-foot marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.


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

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


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

         In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation and are now under review.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
         No.                       Description                            Method of Filing
      ---------  ----------------------------------------------------    ------------------
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

        27       Financial Data Schedule                                   Filed with this document


(b)  Report on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.




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




                                        IEA INCOME FUND XI, L.P.


                                        By   Cronos Capital Corp.
                                             The General Partner




                                        By   /s/ Dennis J. Tietz
                                             -----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC") Principal
                                             Executive Officer of CCC



Date: May 15, 1999

                                        EXHIBIT INDEX



       Exhibit
         No.                       Description                            Method of Filing
      ---------  ----------------------------------------------------    ------------------
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