Form 10-Q
period 1999-06-30
IEA INCOME FUND XI LP
filed 1999-08-13
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements
         Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                              4
         Statements of Operations for the three and six months ended June 30,
           1999 and 1998 (unaudited)                                                                   5
         Statements of Cash Flows for the six months ended June 30, 1999
           and 1998 (unaudited)                                                                        6
         Notes to Financial Statements (unaudited)                                                     7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   12

PART II- OTHER INFORMATION
 Item 1. Legal Proceedings                                                                            13
 Item 3. Defaults Upon Senior Securities                                                              13
 Item 5. Other Information                                                                            13
 Item 6. Exhibits and Reports on Form 8-K                                                             14

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                June 30,           December 31,
                                                                                  1999                 1998
                                                                              ------------         ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $1,690,576 at June 30, 1999 and
      $1,506,063 at December 31, 1998 in interest-bearing accounts            $  1,690,676         $  1,506,163
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                              349,553              499,399
                                                                              ------------         ------------

         Total current assets                                                    2,040,229            2,005,562
                                                                              ------------         ------------

Container rental equipment, at cost                                             33,803,674           34,982,063
   Less accumulated depreciation                                                15,311,496           14,838,118
                                                                              ------------         ------------
      Net container rental equipment                                            18,492,178           20,143,945
                                                                              ------------         ------------

                                                                              $ 20,532,407         $ 22,149,507
                                                                              ============         ============
            Liabilities and Partners' Capital

Current liabilities:
   Accrued expenses                                                           $     75,000         $     75,000
                                                                              ------------         ------------

         Total current liabilities                                                  75,000               75,000
                                                                              ------------         ------------

Partners' capital (deficit):
   General partner                                                                 (65,596)             (49,424)
   Limited partners                                                             20,523,003           22,123,931
                                                                              ------------         ------------

         Total partners' capital                                                20,457,407           22,074,507
                                                                              ------------         ------------

                                                                              $ 20,532,407         $ 22,149,507
                                                                              ============         ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                             Three Months Ended                        Six Months Ended
                                                        -------------------------------         -------------------------------
                                                         June 30,            June 30,            June 30,           June 30,
                                                           1999                1998                1999               1998
                                                        -----------         -----------         -----------         -----------
Net lease revenue (notes 1 and 3)                       $   499,455         $   741,651         $ 1,096,815         $ 1,557,174

Other operating expenses:
   Depreciation                                             502,463             520,768           1,006,672           1,042,390
   Other general and administrative expenses                 16,354              16,038              39,389              35,311
                                                        -----------         -----------         -----------         -----------

                                                            518,817             536,806           1,046,061           1,077,701
                                                        -----------         -----------         -----------         -----------

      Earnings (loss) from operations                       (19,362)            204,845              50,754             479,473

Other income (loss):
   Interest income                                           18,380              18,544              34,461              36,954
   Net loss on disposal of equipment                        (26,540)            (25,519)           (233,026)            (17,499)
                                                        -----------         -----------         -----------         -----------
                                                             (8,160)             (6,975)           (198,565)             19,455
                                                        -----------         -----------         -----------         -----------

      Net earnings (loss)                               $   (27,522)        $   197,870         $  (147,811)        $   498,928
                                                        ===========         ===========         ===========         ===========

Allocation of net earnings (loss):
   General partner                                      $    27,256         $    26,667         $    53,251         $    70,245
   Limited partners                                         (54,778)            171,203            (201,062)            428,683
                                                        -----------         -----------         -----------         -----------

                                                        $   (27,522)        $   197,870         $  (147,811)        $   498,928
                                                        ===========         ===========         -----------         ===========

Limited partners' per unit share of net earnings        $     (0.03)        $      0.08         $     (0.10)        $      0.21
                                                        ===========         ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                            Six Months Ended
                                                    -------------------------------
                                                      June 30,            June 30,
                                                        1999               1998
                                                    -----------         -----------
Net cash provided by operating activities           $ 1,239,289         $ 1,454,303

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                  414,512             215,015

Cash flows used in financing activities:
   Distribution to partners                          (1,469,288)         (1,631,424)
                                                    -----------         -----------


Net increase in cash and cash equivalents               184,513              37,894


Cash and cash equivalents at January 1                1,506,163           1,394,672
                                                    -----------         -----------


Cash and cash equivalents at June 30                $ 1,690,676         $ 1,432,566
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

         As of June 30, 1999, the Partnership owned and operated 5,819 twenty-foot, 3,010 forty-foot and 182 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:


                                                                June 30,        December 31,
                                                                  1999             1998
                                                               ----------        ----------
Lease receivables, net of doubtful accounts of $120,172
  at June 30, 1999 and $134,182 at December 31, 1998           $  941,905        $1,124,544
Less:
Direct operating payables and accrued expenses                    344,727           354,547
Damage protection reserve                                         142,450           142,346
Base management fees                                               89,357           108,788
Reimbursed administrative expenses                                 15,818            19,464
                                                               ----------        ----------

                                                               $  349,553        $  499,399
                                                               ==========        ==========

                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 was as follows:

                                               Three Months Ended                   Six Months Ended
                                          ----------------------------        ----------------------------
                                           June 30,          June 30,          June 30,          June 30,
                                             1999             1998               1999              1998
                                          ----------        ----------        ----------        ----------
Rental revenue (note 4)                   $  919,650        $1,178,950        $1,951,538        $2,432,320
Less:
Rental equipment operating expenses          299,075           292,412           606,290           554,796
Base management fees                          62,975            80,119           132,730           166,132
Reimbursed administrative expenses            58,145            64,768           115,703           154,218
                                          ----------        ----------        ----------        ----------

                                          $  499,455        $  741,651        $1,096,815        $1,557,174
                                          ==========        ==========        ==========        ==========

(4)  Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 5,819 twenty-foot, 3,010 forty-foot and 182 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six- month periods ended June 30, 1999 and 1998 was as follows:

                                    Three Months Ended                   Six Months Ended
                               ----------------------------        ----------------------------
                                June 30,          June 30,          June 30,          June 30,
                                  1999              1998              1999              1998
                               ----------        ----------        ----------        ----------
Dry cargo containers           $  838,213        $1,089,633        $1,771,333        $2,230,169
Refrigerated containers            81,437            89,317           180,205           202,151
                               ----------        ----------        ----------        ----------

Total                          $  919,650        $1,178,950        $1,951,538        $2,432,320
                               ==========        ==========        ==========        ==========

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     At June 30, 1999, the Registrant had $1,690,676 in cash and cash equivalents, an increase of $184,513 from the December 31, 1998 cash balances. Net lease receivables at June 30, 1999 decreased 30% when compared to December 31, 1998.

     The Registrant's cash distribution from operations for the second quarter of 1999 was 6.0% (annualized) of the limited partners' original capital contributions, a decline from the first quarter of 1999 distribution of 6.5% (annualized). These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and the three and six-month periods ended June 30, 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $499,455 and $1,096,815, respectively, a decrease of approximately 33% and 30% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $919,650 and $1,951,538, respectively, reflecting a decline of 22% and 20%, respectively, from the same periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for both the three and six-month periods ended June 30, 1999 declined 6% when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1999 increased 2% and declined 1%, respectively, when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and June 30, 1998 were as follows:


                                                Three Months Ended            Six Months Ended
                                             -----------------------      ------------------------
                                             June 30,      June 30,        June 30,       June 30,
                                               1999          1998           1999            1998
                                             ---------     ---------      ---------       --------
Average fleet size (measured in
   twenty-foot equivalent units (TEU))
      Dry cargo containers                    12,288         12,900         12,409         12,946
      Refrigerated containers                    200            200            200            200
Average Utilization
      Dry cargo containers                        70%            79%            70%            78%
      Refrigerated containers                     61%            75%            63%            79%


     Rental equipment operating expenses were 33% and 31%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 25% and 23%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage. The Registrant's operating results contributed to a decline in base management fees during the three and six-month periods ended June 30, 1999 when compared to the same periods in the prior year.

     The Registrant disposed of 83 twenty-foot, 39 forty-foot, and two high-cube marine dry cargo containers during the second quarter of 1999, as compared to 31 twenty-foot, 22 forty-foot and one high-cube marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

        Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

        Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3. Defaults Upon Senior Securities

        See Item 5. Other Information.


Item 5. Other Information

        In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

        The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

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

        27       Financial Data Schedule                                           Filed with this document


(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999











---------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1998.

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




                                            IEA INCOME FUND XI, L.P.


                                            By   Cronos Capital Corp.
                                                 The General Partner




                                            By   /s/ Dennis J. Tietz
                                               ---------------------------------
                                               Dennis J. Tietz
                                               President and Director of
                                               Cronos Capital Corp. ("CCC")
                                               Principal Executive Officer of
                                               CCC




Date:  August 16, 1999

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









---------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1998.