Form 10-Q
period 1999-09-30
IEA INCOME FUND XI LP
filed 1999-11-15
CIK 867640

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-19770

                            ------------------------

                            IEA INCOME FUND XI, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-3122430
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        444 MARKET STREET, 15TH FLOOR
          SAN FRANCISCO, CALIFORNIA                                94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 677-8990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheets -- September 30, 1999 (unaudited) and
         December 31, 1998...........................................    4
         Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited).....................    5
         Statements of Cash Flows for the nine months ended September
         30, 1999 and 1998 (unaudited)...............................    6
         Notes to Financial Statements (unaudited)...................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   13
Item 3.  Defaults Upon Senior Securities.............................   13
Item 5.  Other Information...........................................   13
Item 6.  Exhibits and Reports on Form 8-K............................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Presented herein are the Registrant's balance sheets as of September 30, 1999 and December 31, 1998, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents, includes $1,708,564 at September
     30, 1999 and $1,506,063 at December 31, 1998 in
     interest-bearing accounts..............................   $ 1,708,664     $ 1,506,163
  Net lease receivables due from Leasing Company (notes 1
     and 2).................................................       195,907         499,399
                                                               -----------     -----------
          Total current assets..............................     1,904,571       2,005,562
                                                               -----------     -----------
Container rental equipment, at cost.........................    33,611,189      34,982,063
  Less accumulated depreciation.............................    15,712,250      14,838,118
                                                               -----------     -----------
     Net container rental equipment.........................    17,898,939      20,143,945
                                                               -----------     -----------
                                                               $19,803,510     $22,149,507
                                                               ===========     ===========

                             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accrued expenses..........................................   $    75,000     $    75,000
                                                               -----------     -----------
          Total current liabilities.........................        75,000          75,000
                                                               -----------     -----------
Partners' capital (deficit):
  General partner...........................................       (72,885)        (49,424)
  Limited partners..........................................    19,801,395      22,123,931
                                                               -----------     -----------
          Total partners' capital...........................    19,728,510      22,074,507
                                                               -----------     -----------
                                                               $19,803,510     $22,149,507
                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Net lease revenue (notes 1 and 3)............    $544,460        $705,499       $1,641,275      $2,262,673
Other operating expenses:
  Depreciation...............................     531,621         517,620        1,538,293       1,560,010
  Other general and administrative
     expenses................................      18,677          22,587           58,066          57,898
                                                 --------        --------       ----------      ----------
                                                  550,298         540,207        1,596,359       1,617,908
                                                 --------        --------       ----------      ----------
          Earnings (loss) from operations....      (5,838)        165,292           44,916         644,765
Other income (loss):
  Interest income............................      19,603          18,860           54,064          55,814
  Net loss on disposal of equipment..........      (8,726)        (36,229)        (241,752)        (53,728)
                                                 --------        --------       ----------      ----------
                                                   10,877         (17,369)        (187,688)          2,086
                                                 --------        --------       ----------      ----------
          Net earnings (loss)................    $  5,039        $147,923       $ (142,772)     $  646,851
                                                 ========        ========       ==========      ==========
Allocation of net earnings (loss):
  General partner............................    $ 26,714        $ 32,704       $   79,965      $  102,949
  Limited partners...........................     (21,675)        115,219         (222,737)        543,902
                                                 --------        --------       ----------      ----------
                                                 $  5,039        $147,923       $ (142,772)     $  646,851
                                                 ========        ========       ==========      ==========
Limited partners' per unit share of net
  earnings (loss)............................    $  (0.01)       $   0.06       $    (0.11)     $     0.27
                                                 ========        ========       ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Net cash provided by operating activities...................   $ 1,857,167      $ 2,128,202
Cash flows provided by investing activities:
  Proceeds from disposal of equipment.......................       548,558          327,554
Cash flows used in financing activities:
  Distribution to partners..................................    (2,203,224)      (2,412,052)
                                                               -----------      -----------
Net increase in cash and cash equivalents...................       202,501           43,704
Cash and cash equivalents at January 1......................     1,506,163        1,394,672
                                                               -----------      -----------
Cash and cash equivalents at September 30...................   $ 1,708,664      $ 1,438,376
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

                            IEA INCOME FUND XI, L.P.

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

(2) NET LEASE RECEIVABLES DUE FROM LEASING COMPANY

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1999 and December 31, 1998 were as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Lease receivables, net of doubtful accounts of $126,316 at
  September 30, 1999 and $134,182 at December 31, 1998.....    $885,760        $1,124,544
Less:
Direct operating payables and accrued expenses.............     451,320           354,547
Damage protection reserve..................................     132,301           142,346
Base management fees.......................................      87,885           108,788
Reimbursed administrative expenses.........................      18,347            19,464
                                                               --------        ----------
                                                               $195,907        $  499,399
                                                               ========        ==========

(3) NET LEASE REVENUE

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Rental revenue (note 4)................    $926,709        $1,214,921       $2,878,247       $3,647,241
Less:
Rental equipment operating expenses....     268,000           348,936          874,290          903,732
Base management fees...................      63,949            81,697          196,679          247,829
Reimbursed administrative expenses.....      50,300            78,789          166,003          233,007
                                           --------        ----------       ----------       ----------
                                           $544,460        $  705,499       $1,641,275       $2,262,673
                                           ========        ==========       ==========       ==========

(4) OPERATING SEGMENT

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an

                            IEA INCOME FUND XI, L.P.

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of September 30, 1999, the Partnership operated 5,791 twenty-foot, 2,984 forty foot and 182 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 50 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Dry cargo containers...................    $858,410        $1,122,356       $2,629,743       $3,352,525
Refrigerated containers................      68,299            92,565          248,504          294,716
                                           --------        ----------       ----------       ----------
          Total........................    $926,709        $1,214,921       $2,878,247       $3,647,241
                                           ========        ==========       ==========       ==========

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

     (1) Material changes in financial condition between September 30, 1999 and December 31, 1998.

     At September 30, 1999, the Registrant had $1,708,664 in cash and cash equivalents, an increase of $202,501 from the December 31, 1998 cash balances. Net lease receivables at September 30, 1999 decreased 61% when compared to December 31, 1998.

     The Registrant's cash distribution from operations for the third quarter of 1999 was 5.75% (annualized) of the limited partners' original capital contributions, a decline from the second quarter of 1999 distribution of 6.00% (annualized). These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     As discussed in previous quarters, improving prospects in the Asia-Pacific region have been the impetus for a recovery in containerized trade volumes. Strong demand in North America has generated increases in transpacific volumes from Asia, and imports into Asia are also improving as a result of economic recovery in the region. As a result, container lease-outs from both North America and Europe are showing signs of revival.

     The General Partner previously reported that trade imbalances, which were heightened by the Asian financial crisis, resulted in the necessity to reposition off-hire equipment from low-demand drop-off locations in North America and Europe to higher-demand areas in Asia. Such imbalances continue to be widespread in the container leasing industry. In order to meet the stronger demand in Asia, the General Partner will continue to reposition the Registrant's idle equipment as warranted by market conditions. This repositioning will allow us to better fulfill customer requirements, while at the same time reducing costs associated with handling and storing off-hire or stockpiled equipment.

     (2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1999 and the three and nine-month periods ended September 30, 1998.

     Net lease revenue for the three and nine-month periods ended September 30, 1999 was $544,460 and $1,641,275, respectively, a decrease of approximately 23% and 27% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1999 was $926,709 and $2,878,247, respectively, reflecting a decline of 24% and 21%, respectively, from the same periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1999 declined 13% and 8%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1999 declined 13% and 4%, respectively, when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-foot
  equivalent units (TEU))
  Dry cargo containers.......................     12,164          12,819          12,332          12,908
  Refrigerated containers....................        200             200             200             200
Average Utilization
  Dry cargo containers.......................         75%             76%             72%             78%
  Refrigerated containers....................         54%             64%             60%             74%

     Rental equipment operating expenses were 29% and 30%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1999, as compared to 29% and 25%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage. The Registrant's operating results contributed to a decline in base management fees during the three and nine-month periods ended September 30, 1999 when compared to the same periods in the prior year.

     The Registrant disposed of 28 twenty-foot and 26 forty-foot marine dry cargo containers during the third quarter of 1999, as compared to 35 twenty-foot and 22 forty-foot marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

YEAR 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. All compliant code was made live in August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing (ii) the Leasing Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (b) the statements under Year 2000 concerning (i) the Leasing Company's belief that it will be able to resolve any major year 2000 issues (ii) the Leasing Company's belief that the possibility of a year 2000 failure is remote; and (c) the statements under Legal Proceedings concerning the Parent Company's hope of settling the SEC investigation by the end of 1999.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Registrant. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Registrant will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including, but not limited to, those described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                           DESCRIPTION                         METHOD OF FILING
        -------                         -----------                     ------------------------
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

     (b) Reports on Form 8-K

     On August 20, 1999 and August 23, 1999, the Registrant filed a Report on Form 8-K and a Report on Form 8-K/A, respectively, reporting the change in the Registrant's independent auditors.

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

 *** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1998

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

                                          IEA INCOME FUND XI, L.P.

                                          By Cronos Capital Corp.
                                            The General Partner

                                          By /s/ DENNIS J. TIETZ
                                            ------------------------------------
                                            Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC")
                                            Principal Executive Officer of CCC

                                          By /s/ PETER J. YOUNGER
                                            ------------------------------------
                                            Peter J. Younger
                                            Chief Financial Officer and
                                             Treasurer of Cronos Capital Corp.
                                             ("CCC")

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                               METHOD OF FILING
-------                           -----------                           ------------------------
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

 *** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1998
                                       16