Form 10-Q
period 2000-06-30
IEA INCOME FUND XI LP
filed 2000-08-14
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO_____


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

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                    4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)      5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)                6


            Notes to Condensed Financial Statements (unaudited)                                                           7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                        10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                   11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                            12


  Item 6.   Exhibits and Reports on Form 8-K                                                                             13

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                            IEA INCOME FUND XI, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                     June 30,          December 31,
                                                                                       2000                1999
                                                                                  -------------       -------------
                        Assets

Current assets:
    Cash and cash equivalents, includes $1,226,008 at June 30, 2000 and
        $1,309,950 at December 31, 1999 in interest-bearing accounts              $   1,274,253       $   1,310,050
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                 526,264             423,048
                                                                                  -------------       -------------

             Total current assets                                                     1,800,517           1,733,098
                                                                                  -------------       -------------

Container rental equipment, at cost                                                  31,531,359          33,358,710
    Less accumulated depreciation                                                    16,069,020          16,077,971
                                                                                  -------------       -------------
        Net container rental equipment                                               15,462,339          17,280,739
                                                                                  -------------       -------------

             Total assets                                                         $  17,262,856       $  19,013,837
                                                                                  =============       =============

                 Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                              $      45,000       $      75,000
                                                                                  -------------       -------------

             Total current liabilities                                                   45,000              75,000
                                                                                  -------------       -------------

Partners' capital (deficit):
    General partner                                                                     (97,992)            (80,783)
    Limited partners                                                                 17,315,848          19,019,620
                                                                                  -------------       -------------

             Total partners' capital                                                 17,217,856          18,938,837
                                                                                  -------------       -------------

             Total liabilities and partners' capital                              $  17,262,856       $  19,013,837
                                                                                  =============       =============

The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XI, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three Months Ended                  Six Months Ended
                                                  -----------------------------       -----------------------------
                                                   June 30,          June 30,          June 30,          June 30,
                                                     2000              1999              2000              1999
                                                  -----------       -----------       -----------       -----------
Net lease revenue (notes 1 and 3)                 $   599,442       $   499,455       $ 1,154,684       $ 1,096,815

Other operating expenses:
   Depreciation                                       468,159           502,463           948,906         1,006,672
   Other general and administrative expenses           21,552            16,354            43,292            39,389
                                                  -----------       -----------       -----------       -----------
                                                      489,711           518,817           992,198         1,046,061
                                                  -----------       -----------       -----------       -----------

      Income (loss) from operations                   109,731           (19,362)          162,486            50,754

Other income (loss):
   Interest income                                     13,929            18,380            31,755            34,461
   Net loss on disposal of equipment                 (193,790)          (26,540)         (253,847)         (233,026)
                                                  -----------       -----------       -----------       -----------
                                                     (179,861)           (8,160)         (222,092)         (198,565)
                                                  -----------       -----------       -----------       -----------

      Net loss                                    $   (70,130)      $   (27,522)      $   (59,606)      $  (147,811)
                                                  ===========       ===========       ===========       ===========

Allocation of net income (loss):
   General partner                                $    21,402       $    27,256       $    44,313       $    53,251
   Limited partners                                   (91,532)          (54,778)         (103,919)         (201,062)
                                                  -----------       -----------       -----------       -----------

                                                  $   (70,130)      $   (27,522)      $   (59,606)      $  (147,811)
                                                  ===========       ===========       ===========       ===========

Limited partners' per unit share of net loss      $     (0.04)      $     (0.03)      $     (0.05)      $     (0.10)
                                                  ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XI, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Six Months Ended
                                                          -----------------------------
                                                           June 30,          June 30,
                                                              2000              1999
                                                          -----------       -----------

Net cash provided by operating activities                 $ 1,272,968       $ 1,239,289

Cash provided by investing activities:
   Proceeds from disposal of equipment                        352,610           414,512

Cash used in financing activities:
   Distribution to partners                                (1,661,375)       (1,469,288)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents          (35,797)          184,513


Cash and cash equivalents at January 1                      1,310,050         1,506,163
                                                          -----------       -----------


Cash and cash equivalents at June 30                      $ 1,274,253       $ 1,690,676
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


                                       7                             (Continued)

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:



                                                                June 30  ,      December 31,
                                                                   2000            1999
                                                                ----------      ----------
            Gross lease receivables                             $1,302,179      $1,107,844
            Less:
            Direct operating payables and accrued expenses         342,214         322,542
            Damage protection reserve                              101,272         127,239
            Base management fees payable                            90,988         103,287
            Reimbursed administrative expenses                      45,369          19,447
            Allowance for doubtful accounts                        196,072         112,281
                                                                ----------      ----------

            Net lease receivables                               $  526,264      $  423,048
                                                                ==========      ==========

                                       8                            (Continued)

                            IEA INCOME FUND XI, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 was as follows:



                                                       Three Months Ended                Six Months Ended
                                                   --------------------------      --------------------------
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2000            1999            2000            1999
                                                   ----------      ----------      ----------      ----------

          Rental revenue (note 4)                  $  925,466      $  919,650      $1,900,508      $1,951,538
          Less:
          Rental equipment operating expenses         207,248         299,075         496,643         606,290
          Base management fees                         62,901          62,975         125,544         132,730
          Reimbursed administrative expenses           55,875          58,145         123,637         115,703
                                                   ----------      ----------      ----------      ----------

                                                   $  599,442      $  499,455      $1,154,684      $1,096,815
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

       The Partnership derives its revenues from cargo marine containers. As of June 30, 2000, the Partnership operated 5,432 twenty-foot, 2,771 forty-foot and 173 forty-foot high-cube dry cargo marine containers, as well as 103 twenty-foot and 47 forty-foot refrigerated cargo marine containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2000 and 1999 follows:


                                            Three Months Ended               Six Months Ended
                                         --------------------------      --------------------------
                                           June 30,        June 30,        June 30,        June 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
            Dry cargo containers         $  840,918      $  838,213      $1,737,129      $1,771,333
            Refrigerated containers          84,548          81,437         163,379         180,205
                                         ----------      ----------      ----------      ----------

            Total                        $  925,466      $  919,650      $1,900,508      $1,951,538
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


1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       At June 30, 2000, the Registrant had $1,274,253 in cash and cash equivalents, a decrease of $35,797 from the cash balances at December 31, 1999.

       The Registrant's allowance for doubtful accounts increased from $112,281 at December 31, 1999 to $196,072 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 12 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       The Registrant's cash distribution from operations for the second quarter of 2000 was 5.25% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the second quarter of 2000 was 2.75% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 2000. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $599,442 and $1,154,684, respectively, an increase of approximately 20% and 5% from the respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $925,466 and $1,900,508, respectively, reflecting an increase of 1% and a decrease of 3% when compared to the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 2000 declined 7% and 9%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 2000 increased 4% and 1%, respectively, when compared to the same periods in the prior year.

       The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and June 30, 1999 were as follows:


                                                                          Three Months Ended             Six Months Ended
                                                                        -----------------------      ------------------------
                                                                        June 30,       June 30,       June 30,       June 30,
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
            Average fleet size (measured in twenty-foot equivalent
                units (TEU))
                    Dry cargo containers                                  11,538         12,288         11,763         12,409
                    Refrigerated containers                                  197            200            197            200
            Average Utilization
                    Dry cargo containers                                      80%            70%            78%            70%
                    Refrigerated containers                                   66%            61%            62%            63%


       The Registrant's declining fleet size contributed to reductions in depreciation expense of 7% and 6%, respectively, for the three and six-month periods ended June 30, 2000 when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses, as a percent of the Registrant's gross lease revenue, were 22% and 26%, respectively, during the three and six-month periods ended June 30, 2000, as compared to 33% and 31%, respectively, during the three and six-month periods ended June 30, 1999. The Registrant's operating results contributed to a decline in base management fees during the three and six-month periods ended June 30, 2000 when compared to the same periods in the prior year.

       The Registrant disposed of 210 twenty-foot, 114 forty-foot and four forty-foot high-cube dry cargo marine containers during the second quarter of 2000, as compared to 83 twenty-foot, 39 forty-foot and two forty-foot high-cube dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $253,847 for the second quarter of 2000, as compared to a loss of $233,026 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demur to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits


         Exhibit
            No.                                 Description                                            Method of Filing
         --------       ---------------------------------------------------------------------      ----------------------
           3(a)         Limited Partnership Agreement of the Registrant, amended and restated      *
                        as of December 14, 1990

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

           27           Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.



------------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

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




                                    IEA INCOME FUND XI, L.P.


                                    By Cronos Capital Corp.
                                       The General Partner




                                    By /s/ Dennis J. Tietz
                                      ------------------------------------------
                                       Dennis J. Tietz
                                       President and Director of Cronos Capital
                                        Corp. ("CCC")
                                       Principal Executive Officer of CCC




Date: August 14, 2000

                                  EXHIBIT INDEX


         Exhibit
            No.                                 Description                                            Method of Filing
         --------       ---------------------------------------------------------------------      ----------------------
           3(a)         Limited Partnership Agreement of the Registrant, amended and restated      *
                        as of December 14, 1990

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

           27           Financial Data Schedule                                                    Filed with this document




------------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

**** Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.