Form 10-Q
period 2000-09-30
IEA INCOME FUND XI LP
filed 2000-11-14
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________


                         Commission file number 0-19770

                            IEA INCOME FUND XI, L.P.
             (Exact name of registrant as specified in its charter)


                California                             94-3122430
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

          One Front Street, 15th Floor, San Francisco, California 94111
          (Address of principal executive offices)         (Zip Code)

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

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


          Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999                                4


          Condensed Statements of Operations (unaudited) for the three and nine months ended
          September 30, 2000 and 1999                                                                                    5


          Condensed Statements of Cash Flows (unaudited) for the nine months ended
          September 30, 2000 and 1999                                                                                    6


          Notes to Condensed Financial Statements (unaudited)                                                            7


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                         10


  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                    11


PART II - OTHER INFORMATION


  Item 1. Legal Proceedings                                                                                             12


  Item 6. Exhibits and Reports on Form 8-K                                                                              13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

       Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                            IEA INCOME FUND XI, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                      September 30,          December 31,
                                                                                          2000                   1999
                                                                                      ------------           ------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $1,477,669 at September 30, 2000 and
       $1,309,950 at December 31, 1999 in interest-bearing accounts                   $  1,572,791           $  1,310,050
    Net lease receivables due from Leasing Company
       (Notes 1 and 2)                                                                     454,813                423,048
                                                                                      ------------           ------------

           Total current assets                                                          2,027,604              1,733,098
                                                                                      ------------           ------------

Container rental equipment, at cost                                                     30,029,174             33,358,710
    Less accumulated depreciation                                                       15,729,105             16,077,971
                                                                                      ------------           ------------
       Net container rental equipment                                                   14,300,069             17,280,739
                                                                                      ------------           ------------

           Total assets                                                               $ 16,327,673           $ 19,013,837
                                                                                      ============           ============

               Liabilities and Partners' Capital

Current liabilities:
    Accrued expenses                                                                  $     22,500           $     75,000
                                                                                      ------------           ------------

           Total current liabilities                                                        22,500                 75,000
                                                                                      ------------           ------------

Partners' capital (deficit):
    General partner                                                                       (107,118)               (80,783)
    Limited partners                                                                    16,412,291             19,019,620
                                                                                      ------------           ------------

           Total partners' capital                                                      16,305,173             18,938,837
                                                                                      ------------           ------------

           Total liabilities and partners' capital                                    $ 16,327,673           $ 19,013,837
                                                                                      ============           ============


         The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XI, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                            Three Months Ended                           Nine Months Ended
                                                     ---------------------------------           ---------------------------------
                                                     September 30,        September 30,         September 30,          September 30,
                                                         2000                 1999                  2000                  1999
                                                     ------------           -----------           -----------           -----------
Net lease revenue (Notes 1 and 3)                     $   655,113           $   544,460           $ 1,809,797           $ 1,641,275

Other operating expenses:
   Depreciation                                           457,145               531,621             1,406,051             1,538,293
   Other general and administrative expenses               23,793                18,677                67,085                58,066
                                                      -----------           -----------           -----------           -----------
                                                          480,938               550,298             1,473,136             1,596,359
                                                      -----------           -----------           -----------           -----------

     Income (loss) from operations                        174,175                (5,838)              336,661                44,916

Other income (loss):
   Interest income                                         14,561                19,603                46,316                54,064
   Net loss on disposal of equipment                     (271,087)               (8,726)             (524,934)             (241,752)
                                                      -----------           -----------           -----------           -----------
                                                         (256,526)               10,877              (478,618)             (187,688)
                                                      -----------           -----------           -----------           -----------

     Net income (loss)                                $   (82,351)          $     5,039           $  (141,957)          $  (142,772)
                                                      ===========           ===========           ===========           ===========

Allocation of net income (loss):
   General partner                                    $    21,280           $    26,714           $    65,593           $    79,965
   Limited partners                                      (103,631)              (21,675)             (207,550)             (222,737)
                                                      -----------           -----------           -----------           -----------

                                                      $   (82,351)          $     5,039           $  (141,957)          $  (142,772)
                                                      ===========           ===========           ===========           ===========


Limited partners' per unit share of net loss          $     (0.05)          $     (0.01)          $     (0.10)          $     (0.11)
                                                      ===========           ===========           ===========           ===========


         The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XI, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Nine Months Ended
                                                        ---------------------------------
                                                        September 30,         September 30,
                                                           2000                   1999
                                                        -----------           -----------
Net cash provided by operating activities               $ 2,006,798           $ 1,857,167

Cash provided by investing activities:
   Proceeds from disposal of equipment                      747,651               548,558

Cash used in financing activities:
   Distribution to Partners                              (2,491,708)           (2,203,224)
                                                        -----------           -----------


Net increase in cash and cash equivalents                   262,741               202,501


Cash and cash equivalents, beginning of period            1,310,050             1,506,163
                                                        -----------           -----------


Cash and cash equivalents, end of period                $ 1,572,791           $ 1,708,664
                                                        ===========           ===========


         The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND XI, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

       (d)    Financial Statement Presentation

              These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP) have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

              The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:


                                                       September 30,       December 31,
                                                           2000                1999
                                                        ----------          ----------
Gross lease receivables                                 $1,334,012          $1,107,844
Less:
Direct operating payables and accrued expenses             429,918             322,542
Damage protection reserve                                  110,440             127,239
Base management fees payable                               105,865             103,287
Reimbursed administrative expenses                          35,819              19,447
Allowance for doubtful accounts                            197,157             112,281
                                                        ----------          ----------
Net lease receivables                                   $  454,813          $  423,048
                                                        ==========          ==========

                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:


                                                    Three Months Ended                     Nine Months Ended
                                             ------------------------------          ------------------------------
                                            September 30,       September 30,       September 30,       September 30,
                                                2000                1999                2000                1999
                                             ----------          ----------          ----------          ----------
Rental revenue                               $  921,105          $  926,709          $2,821,613          $2,878,247
Less:
Rental equipment operating expenses             168,402             268,000             665,045             874,290
Base management fees                             63,973              63,949             189,517             196,679
Reimbursed administrative expenses               33,617              50,300             157,254             166,003
                                             ----------          ----------          ----------          ----------

                                             $  655,113          $  544,460          $1,809,797          $1,641,275
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

       The Partnership derives its revenues from cargo marine containers. As of September 30, 2000, the Partnership operated 5,085 twenty-foot, 2,657 forty-foot and 167 forty-foot high-cube dry cargo marine containers, as well as 103 twenty-foot and 47 forty-foot refrigerated cargo marine containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2000 and 1999 follows:

                                       Three Months Ended                      Nine Months Ended
                                 ------------------------------          ------------------------------
                                September 30,       September 30,       September 30,       September 30,
                                    2000                1999                2000                1999
                                 ----------          ----------          ----------          ----------
Dry cargo containers             $  836,727          $  858,410          $2,573,856          $2,629,743
Refrigerated containers              84,378              68,299             247,757             248,504
                                 ----------          ----------          ----------          ----------

Total                            $  921,105          $  926,709          $2,821,613          $2,878,247
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


1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

       At September 30, 2000, the Registrant had $1,572,791 in cash and cash equivalents, an increase of $262,741 from the cash balances at December 31, 1999.

       The Registrant's allowance for doubtful accounts increased from $112,281 at December 31, 1999 to $197,157 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 17 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

       The Registrant's cash distribution from operations for the third quarter of 2000 was 5.25% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distribution from sales proceeds for the third quarter of 2000 was 6.50% (annualized) of the limited partners' original capital contribution, an increase of 3.75% from the second quarter of 2000. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

       During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

       Net lease revenue for the three and nine-month periods ended September 30, 2000 was $655,113 and $1,809,797, respectively, an increase of approximately 20% and 10% from the respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $921,105 and $2,821,613, respectively, reflecting a decrease of 1% and 2% when compared to the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower dry per-diem rental rates. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 2000 declined 3% and 8%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 2000 increased 14% and 4%, respectively, when compared to the same periods in the prior year.

                                                                     (Continued)

       The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                    Three Months Ended                Nine Months Ended
                                              ------------------------------    ------------------------------
                                              September 30,    September 30,    September 30,    September 30,
                                                  2000             1999             2000             1999
                                              -------------    -------------    -------------    -------------
Average fleet size (measured in
    twenty-foot equivalent units (TEU))
       Dry cargo containers                      10,937           12,164           11,515           12,164
       Refrigerated containers                      197              200              197              200
Average Utilization
       Dry cargo containers                          81%              75%              79%              75%
       Refrigerated containers                       65%              54%              63%              54%

       The Registrant's declining fleet size contributed to reductions in depreciation expense of 14% and 9%, respectively, for the three and nine-month periods ended September 30, 2000 when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses, as a percent of the Registrant's gross lease revenue, were 18% and 24%, respectively, during the three and nine-month periods ended September 30, 2000, as compared to 29% and 30%, respectively, during the three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts. The Registrant's operating results contributed to an increase of less than 1% and a decrease of 4% respectively, in base management fees during the three and nine-month periods ended September 30, 2000 when compared to the same periods in the prior year.

       The Registrant disposed of 347 twenty-foot, 114 forty-foot and six forty-foot high-cube dry cargo marine containers during the third quarter of 2000, as compared to 28 twenty-foot and 26 forty-foot dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $524,934 for the third quarter of 2000, as compared to a loss of $241,752 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.


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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit
          No.                             Description                                Method of Filing
        -------      --------------------------------------------------------        ----------------
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

          27         Financial Data Schedule                                         Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.


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




Date: November 14, 2000

                                  EXHIBIT INDEX



        Exhibit
          No.                             Description                                Method of Filing
        -------      --------------------------------------------------------        ----------------
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