Form 10-Q
period 2001-03-31
IEA INCOME FUND XI LP
filed 2001-05-15
CIK 867640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.


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

                            IEA INCOME FUND XI, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                            IEA INCOME FUND XI, L.P.

                                 BALANCE SHEETS

                                                                                    March 31,              December 31,
                                                                                      2001                     2000
                                                                                  ------------             ------------
                                                                                   (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,319,737 at March 31, 2001
      and $1,547,214 at December 31, 2000 in interest-bearing accounts            $  1,397,225             $  1,630,791
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                  398,323                  449,073
                                                                                  ------------             ------------

         Total current assets                                                        1,795,548                2,079,864
                                                                                  ------------             ------------

Container rental equipment, at cost                                                 26,916,905               28,418,646
   Less accumulated depreciation                                                    14,853,619               15,286,554
                                                                                  ------------             ------------
      Net container rental equipment                                                12,063,286               13,132,092
                                                                                  ------------             ------------

         Total assets                                                             $ 13,858,834             $ 15,211,956
                                                                                  ============             ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                                    (131,581)                (118,052)
   Limited partners                                                                 13,990,415               15,330,008
                                                                                  ------------             ------------

         Total partners' capital                                                  $ 13,858,834             $ 15,211,956
                                                                                  ============             ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                 -------------------------------
                                                                 March 31,             March 31,
                                                                   2001                  2000
                                                                 ---------             ---------
Net lease revenue (notes 1 and 3)                                $ 467,669             $ 555,242

Other operating expenses:
  Depreciation                                                     400,045               480,747
  Other general and administrative expenses                         29,611                21,740
                                                                 ---------             ---------
                                                                   429,656               502,487
                                                                 ---------             ---------

    Income from operations                                          38,013                52,755

Other income (loss):
  Interest income                                                   18,602                17,826
  Net loss on disposal of equipment                               (260,635)              (60,057)
                                                                 ---------             ---------
                                                                  (242,033)              (42,231)
                                                                 ---------             ---------

    Net income (loss)                                            $(204,020)            $  10,524
                                                                 =========             =========

Allocation of net income (loss):
  General partner                                                $  19,010             $  22,911
  Limited partners                                                (223,030)              (12,387)
                                                                 ---------             ---------

                                                                 $(204,020)            $  10,524
                                                                 =========             =========

Limited partners' per unit share of net income (loss)            $   (0.11)            $   (0.01)
                                                                 =========             =========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND XI, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                -----------------------------------
                                                                 March 31,               March 31,
                                                                   2001                    2000
                                                                -----------             -----------
Net cash provided by operating activities                       $   492,782             $   747,502

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                               422,754                 115,636

Cash flows used in financing activities:
  Distribution to partners                                       (1,149,102)               (831,042)
                                                                -----------             -----------


Net (decrease) increase in cash and cash equivalents               (233,566)                 32,096


Cash and cash equivalents at January 1                            1,630,791               1,310,050
                                                                -----------             -----------


Cash and cash equivalents at March 31                           $ 1,397,225             $ 1,342,146
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                   March 31,          December 31,
                                                                     2001                 2000
                                                                   --------           ------------
         Gross lease receivables                                   $967,219            $1,088,249
         Less:
         Direct operating payables and accrued expenses             284,612               309,601
         Damage protection reserve                                   54,257                79,711
         Base management fees payable                                76,754                91,232
         Reimbursed administrative expenses                          29,904                38,618
         Allowance for doubtful accounts                            123,369               120,014
                                                                   --------            ----------

         Net lease receivables                                     $398,323            $  449,073
                                                                   ========            ==========


                                                                     (Continued)

                            IEA INCOME FUND XI, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                             Three Months Ended
                                                        ----------------------------
                                                        March 31,           March 31,
                                                          2001                2000
                                                        --------            --------
         Rental revenue                                 $727,031            $975,042
         Less:
         Rental equipment operating expenses             171,469             289,395
         Base management fees                             50,649              62,643
         Reimbursed administrative expenses               37,244              67,762
                                                        --------            --------

                                                        $467,669            $555,242
                                                        ========            ========

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

        The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2001, the Partnership operated 4,359 twenty-foot, 2,434 forty-foot and 155 forty-foot high-cube marine dry cargo containers, as well as 102 twenty-foot and 47 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for each of the three-month periods ended March 31, 2001 and 2000 follows:

                                                 Three Months Ended
                                            ----------------------------
                                            March 31,           March 31,
                                              2001                2000
                                            --------            --------
         Dry cargo containers               $661,058            $896,211
         Refrigerated containers              65,973              78,831
                                            --------            --------

         Total                              $727,031            $975,042
                                            ========            ========

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


1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $1,397,225 in cash and cash equivalents, a decrease of $233,566 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, impacted by a declining fleet size and conditions created by the slowdown in the global economy.

        During the first three months of 2001, the Registrant disposed of 467 containers as part of its ongoing container operations. At March 31, 2001, 70% of the original equipment remained in the Registrant's fleet, as compared to 75% at December 31, 2000, and was comprised of the following:

                                            Dry Cargo                 Refrigerated
                                           Containers                  Containers
                                ---------------------------------   -----------------
                                                         40-Foot
                                20-Foot      40-Foot    High-Cube   20-Foot   40-Foot
                                -------      -------    ---------   -------   -------
 Containers on lease:
   Master lease                  2,857        1,240         78         61        11
   Term lease (1-5 years)          600          502         49          9        --
                                 -----        -----        ---        ---        --
     Subtotal                    3,457        1,742        127         70        11
 Containers off lease              902          692         28         32        36
                                 -----        -----        ---        ---        --
 Total container fleet           4,359        2,434        155        102        47
                                 =====        =====        ===        ===        ==

                                               Dry Cargo                                        Refrigerated
                                               Containers                                        Containers
                      -----------------------------------------------------------      ---------------------------------
                                                                       40-Foot
                           20-Foot                 40-Foot            High-Cube           20-Foot            40-Foot
                      -----------------       ---------------     ---------------      --------------     --------------
                      Units          %        Units        %      Units        %       Units       %      Units       %
                      -----         ---       -----       ---     -----       ---      -----      ---     -----      ---
Total purchases       6,411         100%      3,342       100%      200       100%      103       100%      50       100%
  Less disposals      2,052          32%        908        27%       45        23%        1         1%       3         6%
                      -----         ---       -----       ---       ---       ---       ---       ---       --       ---
                      4,359          68%      2,434        73%      155        77%      102        99%      47        94%
                      =====         ===       =====       ===       ===       ===       ===       ===       ==       ===

        The Registrant's operating performance contributed to a 11% decrease in net lease receivables at March 31, 2001 when compared to December 31, 2000. The decrease is primarily due to an 11% decrease in gross lease receivables.

        During the first quarter of 2001, distributions from operations and sales proceeds amounted to $1,116,561. This represents an increase from the $1,033,236 distributed during the fourth quarter of 2000. The increase in distributions was a result of favorable cash collections of outstanding receivables and an increase in container sales proceeds generated during the fourth quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.


                                                                     (Continued)

2) Material changes in the results of operations between the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $467,669, a decrease of approximately 16% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $727,031, reflecting a decline of 25% from the same period in the prior year. Gross rental revenue was impacted by the Registrant's smaller fleet size and lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three-month period ended March 31, 2001 declined 5% when compared to the same period in the prior year. Average refrigerated container per-diem rental rates for the three-month period ended March 31, 2001 declined 3% when compared to the same period in the prior year.

        The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2001 and March 31, 2000 were as follows:

                                                                    Three Months Ended
                                                               ---------------------------
                                                               March 31,         March 31,
                                                                 2001              2000
                                                               ---------         ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                             9,841             11,932
               Refrigerated containers                            197                197
         Average utilization
               Dry cargo containers                                78%                77%
               Refrigerated containers                             55%                58%

        Depreciation expense declined 17% when compared to the same three-month period in the prior year. Rental equipment operating expenses were 24% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001 compared to 30% during the three-month period ended March 31, 2000. The decrease is primarily due to the $60,963 reduction in the provision for doubtful accounts, as well as a $18,539 reduction in storage costs. The Registrant's operating results contributed to a decline in base management fees when compared to the same period in the prior year.

        The Registrant disposed of 356 twenty-foot, 105 forty-foot and five forty-foot high-cube marine dry cargo containers, as well as one twenty-foot refrigerated cargo container during the first quarter of 2001, as compared to 130 twenty-foot, 64 forty-foot and two forty-foot high-cube marine dry cargo containers during the same period in the prior year. These disposals resulted in a loss of $260,635 for the first quarter of 2001, as compared to a loss of $60,057 for the same period in the prior year. The Registrant believes that the net losses on container disposals in the first quarters of 2001 and 2000 were a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

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

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC



Date: May 15, 2001

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