Form 10-Q
period 2001-06-30
IEA INCOME FUND XI LP
filed 2001-08-14
CIK 867640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19770

IEA INCOME FUND XI, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3122430 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [    ].

IEA INCOME FUND XI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000	4

	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

IEA INCOME FUND XI, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $3,429 at June 30, 2001 and $1,547,214 at December 31, 2000 in interest-bearing accounts	$1,316,992	$1,630,791

Net lease receivables due from Leasing Company (notes 1 and 2)	271,130	449,073

Total current assets	1,588,122	2,079,864

Container rental equipment, at cost	25,076,807	28,418,646

Less accumulated depreciation	14,429,790	15,286,554

Net container rental equipment	10,647,017	13,132,092

Total assets	$12,235,139	$15,211,956

Partners’ Capital

Partners’ capital (deficit):

General partner	(147,817)	(118,052)

Limited partners	12,382,956	15,330,008

Total partners’ capital	$12,235,139	$15,211,956

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2000	2000	2001	2000

Net lease revenue (notes 1 and 3)	$446,656	$599,442	$914,325	$1,154,684

Other operating expenses:

Depreciation	388,996	468,159	789,041	948,906

Other general and administrative expenses	37,707	21,552	67,318	43,292

	426,703	489,711	856,359	992,198

Income from operations	19,953	109,731	57,966	162,486

Other income (loss):

Interest income	13,070	13,929	31,672	31,755

Net loss on disposal of equipment	(240,466)	(193,790)	(501,101)	(253,847)

Impairment losses	(418,650)	—	(418,650)	—

	(646,046)	(179,861)	(888,079)	(222,092)

Net (loss)	$(626,093)	$(70,130)	$(830,113)	$(59,606)

Allocation of net loss:

General partner	$14,790	$21,402	$33,800	$44,313

Limited partners	(640,883)	(91,532)	(863,913)	(103,919)

	$(626,093)	$(70,130)	$(830,113)	$(59,606)

Limited partners’ per unit share of net loss	$(0.32)	$(0.04)	$(0.43)	$(0.05)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$947,005	$1,272,968

Cash flows provided by investing activities:

Proceeds from disposal of equipment	885,900	352,610

Cash flows used in financing activities:

Distribution to partners	(2,146,704)	(1,661,375)

Net (decrease) in cash and cash equivalents	(313,799)	(35,797)

Cash and cash equivalents at January 1	1,630,791	1,310,050

Cash and cash equivalents at June 30	$1,316,992	$1,274,253

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund XI, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on July 30, 1990 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2010, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on January 31, 1991, when the minimum subscription proceeds of $1,000,000 were obtained. The Partnership offered 2,000,000 units of limited partnership interest at $20 per unit, or $40,000,000. The offering terminated on November 30, 1991, at which time 1,999,812 limited partnership units had been sold.

(b)	Leasing Company and Leasing Agent Agreement

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $8,800 from June 1 to June 30, 2001.

(e)	Container Equipment

In June 2001, the Partnership recorded impairment charges relating to refrigerated container equipment which reduced net income by $418,650 or $0.21 per limited partnership unit.

In the second quarter of 2001, the Leasing Company undertook a review of the Partnership’s refrigerated container equipment. The purpose of the review was to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. The Leasing Company identified a number of issues that have had an impact on the carrying value of certain equipment at June 30, 2001.

i.	In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including refrigerated container equipment with the R12 refrigerant gas (the “R12 Containers”). However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

ii.	Several of the major shipping lines that lease from the Leasing Company, as well as other leasing companies, have committed to eliminating R12 Containers from their fleets in 2001. Inventories consisting of R12 Containers will continue to increase as shipping lines redeliver the containers from existing leases.

iii.	During 2000, the Leasing Company completed a number of term leases for R12 Containers. However, over the course of 2001, the factors outlined above, together with the deteriorating economic environment, have resulted in a very slow leasing market for R12 Containers. In addition, it is probable that residual prices for R12 Containers will decrease as R12 containers are redelivered from existing leases.

The Leasing Company has considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 Containers. The Leasing Company concluded that effective July 1, 2001, inventories of R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of R12 Containers that were on lease at June 30, 2001.

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(e)	Container Equipment (continued)

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2001.

Assets to be held and used: The Leasing Company conducted a review of 52 R12 Containers with a carrying value of $443,136 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $225,394 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

(f)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$791,713	$1,088,249

Less:

Direct operating payables and accrued expenses	335,813	309,601

Damage protection reserve	39,932	79,711

Base management fees payable	64,051	91,232

Reimbursed administrative expenses	11,183	38,618

Allowance for doubtful accounts	69,604	120,014

Net lease receivables	$271,130	$449,073

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$658,178	$925,466	$1,385,209	$1,900,508

Less:

Rental equipment operating expenses	132,939	207,248	304,408	496,643

Base management fees	45,562	62,901	96,211	125,544

Reimbursed administrative expenses	33,021	55,875	70,265	123,637

	$446,656	$599,442	$914,325	$1,154,684

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2001, the Partnership operated 4,094 twenty-foot, 2,293 forty-foot and 150 forty-foot high-cube marine dry cargo containers, as well as 102 twenty-foot and 47 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for each of the three-month periods ended June 30, 2001 and 2000 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Dry cargo containers	$585,309	$840,918	$1,246,367	$1,737,129

Refrigerated containers	72,869	84,548	138,842	163,379

Total	$658,178	$925,466	$1,385,209	$1,900,508

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2001. At June 30, 2001, 66% of the original equipment remained in the Registrant’s fleet, as compared to 75% at December 31, 2000.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:

Master lease	2,580	1,108	103	67	24

Term lease (1-5 years)	587	507	20	9	—

Subtotal	3,167	1,615	123	76	24

Containers off lease	927	678	27	26	23

Total container fleet	4,094	2,293	150	102	47

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%

Less disposals	2,317	36%	1,049	31%	50	25%	1	1%	3	6%

Remaining fleet at June 30, 2001	4,094	64%	2,293	69%	150	75%	102	99%	47	94%

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy. The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

(Continued)

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	9,260	11,538	9,552	11,763

Refrigerated containers	196	197	196	197

Average Utilization

Dry cargo containers	76%	80%	77%	78%

Refrigerated containers	61%	66%	58%	62%

Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 2001 declined approximately 9% and 7%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 2001 declined approximately 4% and 3%, respectively, when compared to the same periods in the prior year.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income from operations for the three months ended June 30, 2001 was $19,953, compared to $109,731 during the corresponding period of 2000. The decrease was primarily due to a decline in net lease revenue of $152,786, offset by a $79,163 decline in depreciation expense.

Net lease revenue of $446,656 for the three months ended June 30, 2001 was $152,786, or 26% lower than the corresponding period of 2000. The decrease was due to a $267,288, or 29% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses were lower by a combined $114,502 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses, and the provision for doubtful accounts.

Depreciation expense of $388,996 for the three months ending June 30, 2001, was $79,163 lower than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $8,800 since June 1, 2001.

Other general and administrative expenses increased to $37,707 in the second quarter of 2001, from $21,552 in the corresponding period of 2000, representing an increase of $16,155 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 411 containers during the three-month period ended June 30, 2001 as compared to 324 containers during the same period in 2000. These disposals resulted in a loss of $240,466 for the three-month period ended June 30, 2001, as compared to a loss of $193,790 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

(Continued)

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001.

Assets to be disposed of: In June 2001, the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 Containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2001.

Assets to be held and used: The Leasing Company conducted a review of 52 R12 Containers with a carrying value of $443,136 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $225,394 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

The total impairment charge for the Registrant’s R12 Containers was $418,650. This charge was recorded during the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income from operations for the six-month period ended June 30, 2001 was $57,966, compared to $162,486 during the corresponding period of 2000. The decrease was primarily due to a $240,359 decline in net lease revenue, partially offset by a $159,865 decline in depreciation expense.

Net lease revenue of $914,325 for the six-month period ended June 30, 2001 was $240,359, or 21% lower than in the corresponding period of 2000. The decrease was due to a $515,299, or 27% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses were lower by a combined $274,940 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses and the provision for doubtful accounts.

Depreciation expense of $789,041 for the six-month period ending June 30, 2001 was $159,865 lower than the same period in 2000.

Other general and administrative expenses increased to $67,318 during the six-month period ended June 30, 2001, from $43,292 in the corresponding period of 2000, representing an increase of $24,026.. . Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 878 containers during the first six months of 2001 as compared to 527 containers during the first six months of 2000. These disposals resulted in a loss of $501,101 for the six-month period ended June 30, 2001, as compared to a loss of $253,847 for the six-month period ended June 30, 2000.

(Continued)

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001. It was concluded that the carrying value of the R12 Containers to be held and used exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $225,394 was recorded to operations under impairment losses

The total impairment charge for the Registrant’s R12 Containers was $418,650. This charge was recorded during the second quarter of 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $947,005 and $1,272,968 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $133,871 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $89,314 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $885,900 and $352,610 in the first six months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $2,146,704 during the first six months of 2001 compared to $1,661,375 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which increased due to cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

(Continued)

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***

10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IEA INCOME FUND XI, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz

Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***

10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.