Form 10-Q
period 2001-09-30
IEA INCOME FUND XI LP
filed 2001-11-14
CIK 867640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No .

IEA INCOME FUND XI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

IEA INCOME FUND XI, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $1,174,821 at September 30, 2001 and $1,547,214 at December 31, 2000 in interest-bearing accounts	$1,188,856	$1,630,791

Net lease receivables due from Leasing Company (notes 1 and 2)	206,458	449,073

Total current assets	1,395,314	2,079,864

Container rental equipment, at cost	23,530,370	28,418,646

Less accumulated depreciation	13,752,040	15,286,554

Net container rental equipment	9,778,330	13,132,092

Total assets	$11,173,644	$15,211,956

Partners’ Capital

Partners’ capital (deficit):

General partner	(158,433)	(118,052)

Limited partners	11,332,077	15,330,008

Total partners’ capital	$11,173,644	$15,211,956

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$384,230	$655,113	$1,298,555	$1,809,797

Other operating expenses:

Depreciation	373,728	457,145	1,162,769	1,406,051

Other general and administrative expenses	27,602	23,793	94,920	67,085

	401,330	480,938	1,257,689	1,473,136

Income (loss) from operations	(17,100)	174,175	40,866	336,661

Other income (loss):

Interest income	9,486	14,561	41,158	46,316

Net loss on disposal of equipment	(195,907)	(271,087)	(697,008)	(524,934)

Impairment losses	—	—	(418,650)	—

	(186,421)	(256,526)	(1,074,500)	(478,618)

Net loss	$(203,521)	$(82,351)	$(1,033,634)	$(141,957)

Allocation of net income (loss):

General partner	$14,103	$21,280	$47,903	$65,593

Limited partners	(217,624)	(103,631)	(1,081,537)	(207,550)

	$(203,521)	$(82,351)	$(1,033,634)	$(141,957)

Limited partners’ per unit share of net loss	$(0.11)	$(0.05)	$(0.54)	$(0.10)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$1,382,006	$2,006,798

Cash flows provided by investing activities:

Proceeds from disposal of equipment	1,180,737	747,651

Cash flows used in financing activities:

Distribution to partners	(3,004,678)	(2,491,708)

Net (decrease) increase in cash and cash equivalents	(441,935)	262,741

Cash and cash equivalents at January 1	1,630,791	1,310,050

Cash and cash equivalents at September 30	$1,188,856	$1,572,791

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $25,700 from June 1 to September 30, 2001.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. During the nine-month period ended September 30, 2001, the Partnership sold one refrigerated container which was targeted for sale as of June 30, 2001. The Partnership recognized a gain of $559 on this container.

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

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$714,333	$1,088,249

Less:

Direct operating payables and accrued expenses	335,051	309,601

Damage protection reserve	28,791	79,711

Base management fees payable	60,388	91,232

Reimbursed administrative expenses	16,202	38,618

Allowance for doubtful accounts	67,443	120,014

Net lease receivables	$206,458	$449,073

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$585,237	$921,105	$1,970,446	$2,821,613

Less:

Rental equipment operating expenses	128,687	168,402	433,095	665,045

Base management fees	40,682	63,973	136,893	189,517

Reimbursed administrative expenses	31,638	33,617	101,903	157,254

	$384,230	$655,113	$1,298,555	$1,809,797

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2001, the Partnership operated 3,853 twenty-foot, 2,194 forty-foot and 142 forty-foot high-cube marine dry cargo containers, as well as 100 twenty-foot and 47 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2001 and 2000 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Dry cargo containers	$516,846	$836,727	$1,763,213	$2,573,856

Refrigerated containers	68,391	84,378	207,233	247,757

Total	$585,237	$921,105	$1,970,446	$2,821,613

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2001, 63% of the original equipment remained in the Registrant’s fleet, as compared to 75% at December 31, 2000. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2001.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:

Master lease	2,331	769	72	50	7

Term lease (1-5 years)	633	718	19	18	3

Subtotal	2,964	1,487	91	68	10

Containers off lease	889	707	51	32	37

Total container fleet	3,853	2,194	142	100	47

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%

Less disposals	2,558	40%	1,148	34%	58	29%	3	3%	3	6%

Remaining fleet at September 30, 2001	3,853	60%	2,194	66%	142	71%	100	97%	47	94%

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

(Continued)

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	8,754	10,937	9,290	11,515

Refrigerated containers	160	197	182	197

Average Utilization

Dry cargo containers	74%	81%	76%	79%

Refrigerated containers	76%	65%	64%	63%

Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 13% and 7%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 10% and 3%, respectively, when compared to the same periods in the prior year.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income (loss) from operations for the three months ended September 30, 2001 was a loss of $17,100, compared to income of $174,175 during the corresponding period of 2000. The decrease was primarily due to a decline in net lease revenue of $270,883, offset by a $83,417 decline in depreciation expense.

Net lease revenue of $384,230 for the three months ended September 30, 2001 was $270,883 lower than the corresponding period of 2000. The decrease was due to a $335,868 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and lower combined fleet utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $64,985 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses, handling and the provision for doubtful accounts.

Depreciation expense of $373,728 for the three months ended September 30, 2001 was $83,417 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $17,000 for the three months ended September 30, 2001.

Other general and administrative expenses increased to $27,602 in the third quarter of 2001, from $23,793 in the corresponding period of 2000, representing an increase of $3,809 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 350 containers during the three-month period ended September 30, 2001, as compared to 467 containers during the same period in 2000. These disposals resulted in a loss of $195,907 for the three-month period ended September 30, 2001, as compared to a loss of $271,087 for the three-month period ended September 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

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

Assets to be disposed of: In June 2001, the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 Containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. Included in the net loss on the disposal of equipment for the three-month period ended September 30, 2001 is a gain of $559 on the sale of one refrigerated container which was targeted for sale as of June 30, 2001.

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

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income from operations for the nine-month period ended September 30, 2001 was $40,866, as compared to $336,661 during the corresponding period of 2000. The decrease was primarily due to a $511,242 decline in net lease revenue, partially offset by a $243,282 decline in depreciation expense.

Net lease revenue of $1,298,555 for the nine-month period ended September 30, 2001 was $511,242 lower than in the corresponding period of 2000. The decrease was due to a $851,167 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $339,925 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses, handling and the provision for doubtful accounts.

Depreciation expense of $1,162,769 for the nine-month period ended September 30, 2001 was $243,282 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes is an increase in depreciation expense of approximately $25,700 from June 1 to September 30, 2001.

Other general and administrative expenses increased to $94,920 during the nine-month period ended September 30, 2001, from $67,085 in the corresponding period of 2000, representing an increase of $27,835. Contributing to this increase were professional fees, and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 1,228 containers during the first nine months of 2001 as compared to 994 containers during the first nine months of 2000. These disposals resulted in a loss of $697,008 for the nine-month period ended September 30, 2001, as compared to a loss of $524,934 for the nine-month period ended September 30, 2000.

(Continued)

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. Included in the net loss on the disposal of equipment for the nine-month period ended September 30, 2001 is a gain of $559 on the sale of one refrigerated container which was targeted for sale as of June 30, 2001.

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

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,382,006 and $2,006,798 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations and $206,383 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $112,400 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $1,180,737 and $747,651 in the first nine months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $3,004,678 during the first nine months of 2001 compared to $2,491,708 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.
____________

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

Date: November 14, 2001

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
______________

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