Form 10-Q
period 2002-06-30
IEA INCOME FUND XI LP
filed 2002-08-14
CIK 867640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19770

IEA INCOME FUND XI, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3122430 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2002

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

IEA INCOME FUND XI, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $1,175,134 at June 30, 2002 and $1,191,050 at December 31, 2001 in interest-bearing accounts	$1,233,755	$1,205,085
Net lease receivables due from Leasing Company (notes 1 and 2)	128,586	153,719

Total current assets	1,362,341	1,358,804

Container rental equipment, at cost	18,477,876	22,142,480
Less accumulated depreciation	11,614,011	13,275,854

Net container rental equipment	6,863,865	8,866,626

Total assets	$8,226,206	$10,225,430

Partners’ Capital
Partners’ capital (deficit):
General partner	$(212,466)	$(167,917)
Limited partners	8,438,672	10,393,347

Total partners’ capital	$8,226,206	$10,225,430

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$231,903	$446,656	$505,429	$914,325
Other operating expenses:
Depreciation	294,946	388,996	622,258	789,041
Other general and administrative expenses	24,832	37,707	49,271	67,318
Net loss on disposal of equipment	294,154	240,466	570,083	501,101

Loss from operations	(382,029)	(220,513)	(736,183)	(443,135)
Other income (loss):
Interest income	3,596	13,070	7,439	31,672
Impairment losses	—	(418,650)	—	(418,650)

	3,596	(405,580)	7,439	(386,978)

Net loss	$(378,433)	$(626,093)	$(728,744)	$(830,113)

Allocation of net loss:
General partner	$(3,785)	$14,790	$(7,288)	$33,800
Limited partners	(374,648)	(640,883)	(721,456)	(863,913)

	$(378,433)	$(626,093)	$(728,744)	$(830,113)

Limited partners’ per unit share of net loss	$(0.19)	$(0.32)	$(0.36)	$(0.43)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$493,664	$947,005
Cash flows provided by investing activities:
Proceeds from disposal of equipment	805,486	885,900
Cash flows used in financing activities:
Distribution to partners	(1,270,480)	(2,146,704)

Net increase (decrease) in cash and cash equivalents	28,670	(313,799)
Cash and cash equivalents at January 1	1,205,085	1,630,791

Cash and cash equivalents at June 30	$1,233,755	$1,316,992

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month period ended June 30, 2002.

In June 2001, the Partnership recorded impairment charges related to refrigerated container equipment which reduced net income by $418,650 or $0.21 per limited partnership unit. The Leasing Company identified a number of issues that had an impact on the carrying value of certain equipment at June 30, 2001.

i	In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including refrigerated container equipment with the R12 refrigerant gas (the “R12 Containers”). However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

ii	Several of the major shipping lines that lease from the Leasing Company, as well as other leasing companies, have committed to eliminating R12 Containers from their fleets in 2001. Inventories consisting of R12 Containers will continue to increase as shipping lines redeliver the containers from existing leases.

iii	During 2000, the Leasing Company completed a number of term leases for R12 Containers. However, over the course of 2001, the factors outlined above, together with the deteriorating economic environment, resulted in a very slow leasing market for R12 Containers. In addition, it is probable that residual prices for R12 Containers will decrease as R12 containers are redelivered from existing leases.

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(d)	Container Rental Equipment (continued)

The Leasing Company considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 Containers. The Leasing Company concluded that effective July 1, 2001, inventories of R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of R12 Containers that were on lease at June 30, 2001.

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be disposed of over the next several quarters. During the six-month period ended June 30, 2002, the Partnership sold five refrigerated containers which were targeted for sale as of June 30, 2001. The Partnership recognized a gain of $11,349 on these containers.

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

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $8,500 and $26,500 for the respective three and six-month periods ended June 30, 2002 and an increase of approximately $8,800 for the three and six-month periods ended June 30, 2001.

(e)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgement is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Gross lease receivables	$554,252	$633,711
Less:
Direct operating payables and accrued expenses	307,077	317,999
Damage protection reserve	13,257	24,128
Base management fees payable	46,961	55,290
Reimbursed administrative expenses	9,537	12,390
Allowance for doubtful accounts	48,834	70,185

Net lease receivables	$128,586	$153,719

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2002 and 2001 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$368,181	$658,178	$816,412	$1,385,209
Less:
Rental equipment operating expenses	86,579	132,939	203,215	304,408
Base management fees	25,597	45,562	56,674	96,211
Reimbursed administrative expenses	24,102	33,021	51,094	70,265

Net lease revenue	$231,903	$446,656	$505,429	$914,325

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2002, the Partnership operated 3,019 twenty-foot, 1,682 forty-foot and 106 forty-foot high-cube marine dry cargo containers, as well as 90 twenty-foot and 35 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2002 and 2001 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Dry cargo containers	$327,091	$585,309	$731,461	$1,246,367
Refrigerated containers	41,090	72,869	84,951	138,842

Total	$368,181	$658,178	$816,412	$1,385,209

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2002, 49% of the original equipment remained in the Registrant’s fleet, as compared to 59% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2002.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:
Master lease	939	307	42	23	3
Term lease (1-5 years)	1,608	827	18	26	3

Subtotal	2,547	1,134	60	49	6
Containers off lease	472	548	46	41	29

Total container fleet	3,019	1,682	106	90	35

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%
Less disposals	3,392	53%	1,660	49%	94	47%	13	13%	15	30%

Remaining fleet at June 30, 2002	3,019	47%	1,682	51%	106	53%	90	87%	35	70%

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

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term affects for the container leasing industry. During the first six months of 2002, a general improvement in the world’s economic climate, combined with reduced funding for new container production, contributed to container shortfalls in many Asian locations and a corresponding increase in the demand for existing, older containers. The surge in demand experienced during the first six months of 2002 was a primary factor in reducing off-hire container inventories primarily in Asia, and to a lesser extent Europe and North America. During the first six months of 2002, the average monthly utilization of the Registrant’s dry cargo fleet increased from 72% for December 2001 to 77% for June 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the current level of demand for cargo containers to continue into the third quarter of 2002; however, a moderate or slowly-developing economic recovery in the US and other world economies, as well as an increase in new container production, may temper the current demand for leased containers. The Leasing Company, on behalf of the Registrant, will seek to exploit the current demand for leased containers by

(Continued)

repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such loss on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	6,954	9,260	7,336	9,552
Refrigerated containers	163	196	169	196
Average Utilization
Dry cargo containers	76%	76%	74%	77%
Refrigerated containers	45%	61%	46%	58%

Although dry cargo container utilization levels increased from December 31, 2001 levels, many older dry cargo containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates for dry cargo containers, contributed to an overall decline in the Registrant’s per-diem rates. Average dry cargo container per-diem rental rates, for the three and six-month periods ended June 30, 2002, decreased approximately 23% and 22%, when compared to the same three and six-month periods in the prior year. Average refrigerated container per-diem rental rates, for the three and six-month periods ended June 30, 2002, decreased approximately 15% and 13%, when compared to the same three and six-month periods in the prior year.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Loss from operations for the three months ended June 30, 2002 was $382,029, compared to $220,513 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue of $214,753, offset by a $94,050 decline in depreciation expense.

Net lease revenue of $231,903 for the three months ended June 30, 2002 was $214,753 lower than the corresponding period of 2001. The decrease was due to a $289,997 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and a lower combined fleet utilization rate. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $75,244 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Contributing to the decline in

(Continued)

rental equipment operating expenses were decreases in repositioning expenses, storage costs and the provision for doubtful accounts and related expenses.

Depreciation expense of $294,946 for the three months ended June 30, 2002 was $94,050 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $8,500 for the three months ended June 30, 2002.

Other general and administrative expenses were $24,832 for the three months ended June 30, 2002, a decrease of $12,875 or 34% when compared to the corresponding period in 2001. Contributing to this decline were legal costs and costs related to investor communications partially offset by an increase in exchange losses.

Net loss on disposal of equipment was a result of the Registrant disposing of 530 containers during the three-month period ended June 30, 2002, as compared to 411 containers during the same period in 2001. These disposals resulted in a loss of $294,154 for the three-month period ended June 30, 2002, as compared to $240,466 for the three-month period ended June 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

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

Assets to be disposed of: In June 2001, the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 Containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2002.

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

An analysis is prepared each quarter in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires container rental equipment to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. The analysis estimates future cash flows from container rental equipment operations using available valuation methodologies and market information, including current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals. Since December 31, 2001, container leasing market conditions have strengthened, contributing to an improvement in many of these variables. However, since considerable judgement is required in determining future cash flows from container rental equipment operations, the estimated results may not be indicative of the amounts that could be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions. Additionally, the Registrant evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued

(Continued)

leasing, as well as the geographical location of containers when disposed. There was no impairment charge during the three-month period ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Loss from operations for the six months ended June 30, 2002 was $736,183, compared to $443,135 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue of $408,896, partially offsetting a $166,783 decline in depreciation expense.

Net lease revenue of $505,429 for the six months ended June 30, 2002 was $408,896 lower than the corresponding period of 2001. The decrease was due to a $568,797 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and a lower combined fleet utilization rate. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $159,901 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were declines in repair and maintenance expenses, storage costs and the provision for doubtful accounts and related expenses.

Depreciation expense of $622,258 for the six months ended June 30, 2002 was $166,783 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $26,500 for the six months ended June 30, 2002.

Other general and administrative expenses were $49,271 for the six months ended June 30, 2002, a decrease of $18,047 or 27% when compared to the corresponding period in 2001. Contributing to this decline were legal costs and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 1,016 containers during the six-month period ended June 30, 2002, as compared to 878 containers during the same period in 2001. These disposals resulted in a loss of $570,083 for the six-month period ended June 30, 2002, as compared to $501,101 for the six-month period ended June 30, 2001.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001. It was concluded that the carrying value of the R12 Containers to be held and used exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $225,394 was recorded to operations under impairment losses

The total impairment charge for the Registrant’s R12 Containers was $418,650. This charge was recorded during the second quarter of 2001. There was no impairment charge during the six-month period ended June 30, 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $493,664 and $947,005 during the first six months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $805,486 and $885,900, respectively.

(Continued)

Cash from Financing Activities: Net cash used in financing activities was $1,270,480 during the first six months of 2002 compared to $2,146,704 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts and proceeds from container sales to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V	***
10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***
10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.