Form 10-Q
period 2002-09-30
IEA INCOME FUND XI LP
filed 2002-11-14
CIK 867640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19770

IEA INCOME FUND XI, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3122430 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices) (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]  .     No   [   ]  .

IEA INCOME FUND XI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2002

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2002 (unaudited) and December 31, 2001	4

	Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2002 and December 31, 2001, statements of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows for the nine months ended September 30, 2002 and 2001.

IEA INCOME FUND XI, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2002	2001

Assets

Current assets:

Cash and cash equivalents, includes $983,199 at September 30, 2002 and $1,191,050 at December 31, 2001 in interest-bearing accounts	$1,054,458	$1,205,085

Net lease receivables due from Leasing Company (notes 1 and 2)	61,150	153,719

Total current assets	1,115,608	1,358,804

Container rental equipment, at cost	17,026,202	22,142,480

Less accumulated depreciation	10,945,384	13,275,854

Net container rental equipment	6,080,818	8,866,626

Total assets	$7,196,426	$10,225,430

Partners’ Capital

Partners’ capital (deficit):

General partner	$(232,938)	$(167,917)

Limited partners	7,429,364	10,393,347

Total partners’ capital	$7,196,426	$10,225,430

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$175,201	$384,230	$680,630	$1,298,555

Other operating expenses:

Depreciation	270,113	373,728	892,371	1,162,769

Other general and administrative expenses	21,516	27,602	70,789	94,920

Net loss on disposal of equipment	224,487	195,907	794,570	697,008

Impairment losses	—	—	—	418,650

Loss from operations	(340,915)	(213,007)	(1,077,100)	(1,074,792)

Other income:

Interest income	3,163	9,486	10,604	41,158

Net loss	$(337,752)	$(203,521)	$(1,066,496)	$(1,033,634)

Allocation of net (loss) income:

General partner	$(3,377)	$14,103	$(10,665)	$47,903

Limited partners	(334,375)	(217,624)	(1,055,831)	(1,081,537)

	$(337,752)	$(203,521)	$(1,066,496)	$(1,033,634)

Limited partners’ per unit share of net loss	$(0.17)	$(0.11)	$(0.53)	$(0.54)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Net cash provided by operating activities	$704,986	$1,382,006

Cash flows provided by investing activities:

Proceeds from disposal of equipment	1,106,895	1,180,737

Cash flows used in financing activities:

Distribution to partners	(1,962,508)	(3,004,678)

Net decrease in cash and cash equivalents	(150,627)	(441,935)

Cash and cash equivalents at January 1	1,205,085	1,630,791

Cash and cash equivalents at September 30	$1,054,458	$1,188,856

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2002.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 31 R12 Containers with a carrying value of $271,506. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $193,256 was recorded to operations under impairment losses. It is expected that these R12 Containers will be disposed of over the next several quarters. During the nine-month period ended September 30, 2002, the Partnership sold five refrigerated containers which were targeted for sale as of June 30, 2001. The Partnership recognized a gain of $11,349 on these containers.

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

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $26,000 for each of the nine-month periods ended September 30, 2002 and 2001. The change in depreciation expense was approximately $17,000 for the three-month period ended September 30, 2001.

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

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001

Gross lease receivables	$404,095	$633,711

Less:

Direct operating payables and accrued expenses	233,810	317,999

Damage protection reserve	11,954	24,128

Base management fees payable	43,724	55,290

Reimbursed administrative expenses	8,975	12,390

Allowance for doubtful accounts	44,482	70,185

Net lease receivables	$61,150	$153,719

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2002 and 2001 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$320,285	$585,237	$1,136,697	$1,970,446

Less:

Rental equipment operating expenses	100,154	128,687	303,370	433,095

Base management fees	22,248	40,682	78,921	136,893

Reimbursed administrative expenses	22,682	31,638	73,776	101,903

Net lease revenue	$175,201	$384,230	$680,630	$1,298,555

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2002, the Partnership operated 2,756 twenty-foot, 1,565 forty-foot and 94 forty-foot high-cube marine dry cargo containers, as well as 89 twenty-foot and 34 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2002 and 2001 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Dry cargo containers	$290,984	$516,846	$1,023,371	$1,763,213

Refrigerated containers	29,301	68,391	113,326	207,233

Total	$320,285	$585,237	$1,136,697	$1,970,446

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information.

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. The Partnership is currently evaluating the impact that SFAS No. 143 will have on its financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Partnership’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2002, 45% of the original equipment remained in the Registrant’s fleet, as compared to 59% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2002.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:

Master lease	866	273	36	17	1

Term lease (1-5 years)	1,551	775	19	22	11

Subtotal	2,417	1,048	55	39	12

Containers off lease	339	517	39	50	22

Total container fleet	2,756	1,565	94	89	34

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%

Less disposals	3,655	57%	1,777	53%	106	53%	14	14%	16	32%

Remaining fleet at September 30, 2002	2,756	43%	1,565	47%	94	47%	89	86%	34	68%

Over the past two years, the slowdown and uneven recovery in the global economy has led to reduced levels of capital available for new container investment and a corresponding increase in demand for existing dry cargo containers. During 2002, the surge in demand for existing containers has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. Many Asian locations are now experiencing container shortfalls as limited new container production is unable to meet current market demands. To exploit this demand, the Leasing Company has repositioned off-hire equipment to locations of greatest demand and pursued leasing opportunities through its global network of marketing services. As a result, average utilization of the Registrant’s dry cargo fleet increased from 72% during the month of December 2001 to 78% during the month of September 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The demand for cargo containers has continued into the fourth quarter of 2002 and is expected to continue into early 2003. However, wide-ranging concerns remain about waning consumer confidence within the world’s economies, a rise in oil prices, weak global stock markets, the uncertain impact of a possible war in Iraq, as well as an increase in new container production, which may temper the current demand for leased containers.

Despite recent improvements in container leasing market conditions, the effect of the sporadic global economic recovery on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger containerships, has created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry

(Continued)

appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such loss on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

On October 8, 2002, the Pacific Maritime Association’s 10-day lock-out of the International Longshore and Warehouse Union ended. During this 10-day period, the flow of world trade, particularly in Pacific trade routes was disrupted, creating some interesting short-term benefits to the container leasing industry as shipping lines were unable to off-hire containers during the 10-day lock out, and ships were delayed at congested ports, exacerbating the shortage of container inventories throughout Asia. While these conditions served to create further short-term demand for existing cargo containers, the long-term impact of this lock-out will not be known until the labor issues associated with the lock-out are ultimately resolved, shipping lines assess their losses, and containers and ships are redeployed into areas of demand.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2002	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	6,326	8,754	7,006	9,290

Refrigerated containers	159	160	165	182

Average Utilization

Dry cargo containers	78%	74%	75%	76%

Refrigerated containers	41%	76%	44%	64%

Although dry cargo container utilization levels have increased since December 31, 2001, many older dry cargo containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates for dry cargo containers, contributed to an overall decline in the Registrant’s per-diem rates. Average dry cargo container per-diem rental rates, for the three and nine-month periods ended September 30, 2002, decreased approximately 24% and 22%, respectively, when compared to the same three and nine-month periods in the prior year. Average refrigerated container per-diem rental rates, for the three and nine-month periods ended September 30, 2002, decreased approximately 21% and 16%, respectively, when compared to the same three and nine-month periods in the prior year.

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

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Loss from operations for the three months ended September 30, 2002 was $340,915, compared to $213,007 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue of $209,029, offset by a $103,615 decline in depreciation expense.

(Continued)

Net lease revenue of $175,201 for the three months ended September 30, 2002 was $209,029 lower than the corresponding period of 2001. The decrease was due to a $264,952 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $55,923 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in handling and storage costs, partially offset by an increase in repair and maintenance expenses, repositioning expenses, and the provision for doubtful accounts and related expenses.

Depreciation expense of $270,113 for the three months ended September 30, 2002 was $103,615 lower than the same period in 2001 due to a declining fleet size.

Other general and administrative expenses were $21,516 for the three months ended September 30, 2002, a decrease of $6,086 or 22% when compared to the corresponding period in 2001. Contributing to this decline were legal and other professional expenses, and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 394 containers during the three-month period ended September 30, 2002, as compared to 350 containers during the same period in 2001. These disposals resulted in a loss of $224,487 for the three-month period ended September 30, 2002, as compared to $195,907 for the three-month period ended September 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

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

An analysis is prepared each quarter in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires container rental equipment to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. The analysis estimates future cash flows from container rental equipment operations using available valuation methodologies and market information, including current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals. Since December 31, 2001, container leasing market conditions have strengthened, contributing to an improvement in many of these variables. However, since considerable judgement is required in determining future cash flows from container rental equipment operations, the estimated results may not be indicative of the amounts that could be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions. Additionally, the Registrant evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There was no impairment charge during the three-month period ended September 30, 2002.

(Continued)

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Loss from operations for the nine months ended September 30, 2002 was $1,077,100, compared to $1,074,792 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue of $617,925, partially offsetting a $270,398 decline in depreciation expense and impairment charges of $418,650 incurred in 2001.

Net lease revenue of $680,630 for the nine months ended September 30, 2002 was $617,925 lower than the corresponding period of 2001. The decrease was due to a $833,749 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and a lower combined fleet utilization rate. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $215,824 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were declines in repair and maintenance expenses, storage costs and the provision for doubtful accounts and related expenses.

Depreciation expense of $892,371 for the nine months ended September 30, 2002 was $270,398 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $26,000 for the nine months ended September 30, 2002.

Other general and administrative expenses were $70,789 for the nine months ended September 30, 2002, a decrease of $24,131 or 25% when compared to the corresponding period in 2001. Contributing to this decline were reductions in legal costs and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 1,410 containers during the nine-month period ended September 30, 2002, as compared to 1,228 containers during the same period in 2001. These disposals resulted in a loss of $794,570 for the nine-month period ended September 30, 2002, as compared to $697,008 for the nine-month period ended September 30, 2001.

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

The total impairment charge for the Registrant’s R12 Containers was $418,650. This charge was recorded during the second quarter of 2001. There was no impairment charge during the nine-month period ended September 30, 2002.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $704,986 and $1,382,006 during the first nine months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $1,106,895 and $1,180,737, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,962,508 during the first nine months of 2002 compared to $3,004,678 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Registrant’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

(Continued)

Item 4. Controls and Procedures

The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant within 90 days prior to the filing of this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

(Continued)

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***

10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document *****

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document *****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

*****	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: November 14, 2002

IEA Income Fund XI, L.P.

CERTIFICATIONS
(Exchange Act Rule 13a-14)

         I, Dennis J. Tietz, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of IEA Income Fund XI, L.P. (the “Registrant”);

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4.     The other certifying officer of Cronos Capital Corp. (“CCC”), the General Partner of the Registrant, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within CCC, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     CCC’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors of CCC:

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

         6.     CCC’s other certifying officer of CCC and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DENNIS J TIETZ

Dennis J Tietz
President of CCC
(Chief Executive Officer)

IEA Income Fund XI, L.P.

CERTIFICATIONS
(Exchange Act Rule 13a-14)

         I, John Kallas, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of IEA Income Fund XI, L.P. (the “Registrant”);

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

         4.     The other certifying officer of Cronos Capital Corp. (“CCC”), the General Partner of the Registrant, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within CCC, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     CCC’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors of CCC:

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

         6.     CCC’s other certifying officer of CCC and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN KALLAS

John Kallas
Vice President and
Chief Financial Officer of CCC

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***

10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document *****

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document *****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

*****	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.