Form 10-Q
period 2003-03-31
IEA INCOME FUND XI LP
filed 2003-05-14
CIK 867640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19770

IEA INCOME FUND XI, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3122430 (I.R.S. Employer Identification No.)

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
Ended March 31, 2003

		PAGE
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — March 31, 2003 (unaudited) and December 31, 2002	4
	Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)	5
	Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2003 and December 31, 2002, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002.

IEA INCOME FUND XI, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $711,279 at March 31, 2003 and $710,625 at December 31, 2002 in interest-bearing accounts	$765,539	$824,212
Net lease receivables due from Leasing Company (notes 1 and 2)	57,630	83,131

Total current assets	823,169	907,343

Container rental equipment, at cost	15,144,653	16,001,043
Less accumulated depreciation	(10,189,171)	(10,527,247)

Net container rental equipment	4,955,482	5,473,796

Total assets	$5,778,651	$6,381,139

Partners’ Capital
Partners’ capital (deficit):
General partner	$(262,901)	$(249,863)
Limited partners	6,041,552	6,631,002

Total partners’ capital	$5,778,651	$6,381,139

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net lease revenue (notes 1 and 3)	$173,238	$273,526
Other operating expenses:
Depreciation	238,453	327,312
Other general and administrative expenses	24,207	24,439
Net loss on disposal of equipment	103,121	275,929

Loss from operations	(192,543)	(354,154)
Other income:
Interest income	1,143	3,843

Net loss	$(191,400)	$(350,311)

Allocation of net loss:
General partner	$(1,914)	$(3,503)
Limited partners	(189,486)	(346,808)

	$(191,400)	$(350,311)

Limited partners’ per unit share of net loss	$(0.09)	$(0.17)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net cash provided by operating activities	$154,937	$260,053
Cash flows provided by investing activities:
Proceeds from disposal of equipment	197,478	312,050
Cash flows used in financing activities:
Distribution to partners	(411,088)	(627,180)

Net decrease in cash and cash equivalents	(58,673)	(55,077)
Cash and cash equivalents at January 1	824,212	1,205,085

Cash and cash equivalents at March 31	$765,539	$1,150,008

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

Gross lease receivables	$358,836	$388,269
Less:
Direct operating payables and accrued expenses	190,839	199,723
Damage protection reserve	10,898	11,091
Base management fees payable	40,000	41,911
Reimbursed administrative expenses	4,631	7,415
Allowance for doubtful accounts	54,838	44,998

Net lease receivables	$57,630	$83,131

IEA INCOME FUND XI, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2003 and 2002 was as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Rental revenue (note 4)	$292,161	$448,231
Less:
Rental equipment operating expenses	78,724	116,636
Base management fees	19,545	31,077
Reimbursed administrative expenses	20,654	26,992

Net lease revenue	$173,238	$273,526

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2003, the Partnership operated 2,388 twenty-foot, 1,400 forty-foot and 72 forty-foot high-cube marine dry cargo containers, as well as 84 twenty-foot and 26 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2003 and 2002 follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Dry cargo containers	$257,696	$404,370
Refrigerated containers	34,465	43,861

Total	$292,161	$448,231

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2003, 39% of the original equipment remained in the Registrant’s fleet, as compared to 42% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2003.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot

Containers on lease:
Master lease	736	257	33	23	1
Term lease (1-5 years)	1,511	694	18	19	12

Subtotal	2,247	951	51	42	13
Containers off lease	141	449	21	42	13

Total container fleet	2,388	1,400	72	84	26

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%
Less disposals	4,023	63%	1,942	58%	128	64%	19	18%	24	48%

Remaining fleet at March 31, 2003	2,388	37%	1,400	42%	72	36%	84	82%	26	52%

The favorable market conditions that existed at the end of 2002 continued through the first quarter of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At March 31, 2003, the Registrant’s utilization measured 82% as compared to 80% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first quarter of 2003, the demand for leased containers contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers exceeded available supplies. The recent strong demand for leased containers is primarily attributable to shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. The demand created by these market conditions has also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. Additionally, the slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000.

      (Continued)

Although the shipping lines’ recent trend to lease containers in lieu of purchasing them directly has created favorable market conditions for container lessors, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, the level of oil prices, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as a recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	5,503	7,723
Refrigerated containers	139	173
Average Utilization
Dry cargo containers	81%	72%
Refrigerated containers	52%	47%

Since December 2001, the combined per diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 18%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors:

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

Although per-diem rental rates have declined over the last 24 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

      (Continued)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net lease revenue of $173,238 for the three months ended March 31, 2003 was $100,288 lower than the corresponding period of 2002. The decrease was due to a $156,070 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $55,782 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in repositioning expenses, handling and storage costs, partially offset by an increase in the provision for doubtful accounts and related expenses.

Depreciation expense of $238,453 for the three months ended March 31, 2003 was $88,859 lower than the same period in 2002 due to a declining fleet size.

Other general and administrative expenses were $24,207 for the three months ended March 31, 2003, a decrease of $232 or 1% when compared to the corresponding period in 2002.

Net loss on disposal of equipment was a result of the Registrant disposing of 244 containers during the three-month period ended March 31, 2003, as compared to 486 containers during the same period in 2002. These disposals resulted in a loss of $103,121 for the three-month period ended March 31, 2003, as compared to $275,929 for the three-month period ended March 31, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $154,937 and $260,053 during the first three months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $197,478 and $312,050, respectively.

Cash from Financing Activities: Net cash used in financing activities was $411,088 during the first three months of 2003 compared to $627,180 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

      (Continued)

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V	***
10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****
99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document *****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

*****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DENNIS J. TIETZ

Dennis J. Tietz
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

Date: May 14, 2003

/s/ JOHN KALLAS

John Kallas
Vice President and
Chief Financial Officer of CCC

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 14, 1990	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V	***
10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Registrant, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****
99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document *****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

*****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.