Form 10-Q
period 2004-06-30
IEA INCOME FUND XI LP
filed 2004-08-12
CIK 867640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-19770

IEA INCOME FUND XI, L.P.

(Exact name of registrant as specified in its charter)

California	94-3122430
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111

(Address of principal executive offices)	(Zip Code)

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

IEA INCOME FUND XI, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND XI, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $667,260 at June 30, 2004 and $713,341 at December 31, 2003 in interest-bearing accounts	$754,107	$790,330
Net lease receivables due from Leasing Company (notes 1 and 2)	95,703	32,418

Total current assets	849,810	822,748

Container rental equipment, at cost	10,614,154	12,369,579
Less accumulated depreciation	(7,873,031)	(8,835,409)

Net container rental equipment	2,741,123	3,534,170

Total assets	$3,590,933	$4,356,918

Partners’ Capital
Partners’ capital (deficit):
General partner	$(311,093)	$(293,257)
Limited partners	3,902,026	4,650,175

Total partners’ capital	$3,590,933	$4,356,918

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$161,748	$170,532	$320,349	$343,770
Other operating expenses:
Depreciation	171,361	226,158	357,520	464,612
Other general and administrative expenses	25,898	22,171	49,732	46,378
Net loss on disposal of equipment	52,565	76,681	88,971	179,802

Loss from operations	(88,076)	(154,478)	(175,874)	(347,022)
Other income:
Interest income	447	924	921	2,067

Net loss	$(87,629)	$(153,554)	$(174,953)	$(344,955)

Allocation of net loss:
General partner	$(876)	$(1,536)	$(1,750)	$(3,450)
Limited partners	(86,753)	(152,018)	(173,203)	(341,505)

	$(87,629)	$(153,554)	$(174,953)	$(344,955)

Limited partners’ per unit share of net loss	$(0.04)	$(0.08)	$(0.09)	$(0.17)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$272,810	$286,546
Cash flows provided by investing activities:
Proceeds from disposal of equipment	281,998	373,695
Cash flows used in financing activities:
Distribution to general partners	(16,086)	(20,162)
Distribution to limited partners	(574,945)	(733,261)

	(591,031)	(753,423)

Net decrease in cash and cash equivalents	(36,223)	(93,182)
Cash and cash equivalents at the beginning of the period	790,330	824,212

Cash and cash equivalents at the end of the period	$754,107	$731,030

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$286,987	$263,536
Less:
Direct operating payables and accrued expenses	97,415	141,645
Damage protection reserve	28,317	19,442
Base management fees payable	10,702	12,449
Reimbursed administrative expenses	5,300	5,716
Allowance for doubtful accounts	49,550	51,866

Net lease receivables	$95,703	$32,418

(Continued)

IEA INCOME FUND XI, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$236,571	$276,912	$481,987	$569,073
Less:
Rental equipment operating expenses	43,627	67,050	96,648	145,774
Base management fees	15,255	19,328	32,446	38,874
Reimbursed administrative expenses	15,941	20,002	32,544	40,655

Net lease revenue	$161,748	$170,532	$320,349	$343,770

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 1,933 twenty-foot 882 forty-foot and 41 forty-foot high-cube marine dry cargo containers, as well as 48 twenty-foot and 17 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2004 and 2003 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Dry cargo containers	$205,172	$240,440	$420,269	$498,137
Refrigerated containers	31,399	36,472	61,718	70,936

Total	$236,571	$276,912	$481,987	$569,073

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 29% of the original equipment remained in the Registrant’s fleet, as compared to 33% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube
Containers on lease:
Master lease	613	350	26	27	3
Term lease (1-5 years)	1,265	430	10	4	10

Subtotal	1,878	780	36	31	13
Containers off lease	55	102	5	17	4

Total container fleet	1,933	882	41	48	17

	Dry Cargo							Refrigerated
	Containers							Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%
Less disposals	4,478	70%	2,460	74%	159	80%	55	53%	33	66%

Remaining fleet at June 30, 2004	1,933	30%	882	26%	41	20%	48	47%	17	34%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 93% at June 30, 2004, compared to 88% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 70% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 remained unchanged in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	3,972	5,204	4,122	5,356
Refrigerated containers	87	133	91	136
Average Utilization
Dry cargo containers	92%	82%	90%	82%
Refrigerated containers	71%	53%	70%	52%

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $161,748 for the three months ended June 30, 2004 was $8,784 lower than the corresponding period in 2003. The decrease was due to a $40,341 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $31,557 when compared to the corresponding period in 2003. Increases in utilization levels contributed to a reduction in rental equipment operating expenses during the three-month period ended June 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs. These declines in rental equipment operating expenses were partially offset by an increase in repair and maintenance expenses, and the provision for doubtful accounts.

Depreciation expense of $171,361 for the three months ended June 30, 2004 was $54,797 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $25,898 for the three months ended June 30, 2004, an increase of $3,727 or 17% when compared to the corresponding period in 2003, primarily due to increases in investor communication expenses.

Net loss on disposal of equipment was a result of the Registrant disposing of 241 containers during the three-month period ended June 30, 2004, as compared to 198 containers during the same period in 2003. These disposals resulted in a loss of $52,565 for the three-month period ended June 30, 2004, as compared to $76,681 for the three-month period ended June 30, 2003. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $320,349 for the six months ended June 30, 2004 was $23,421 lower than the corresponding period of 2003. The decrease was due to a $87,086 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by an aggregate $63,665 when compared to the corresponding period in 2003, and partially offset the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were declines in handling and storage costs, reflecting improved on-hire volumes and the sale of certain older equipment. Repositioning expenes also declined by $6,146. Such costs were partially offset by the increase in repair and maintenance expenses.

Depreciation expense of $357,520 for the six months ended June 30, 2004 was $107,092 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $49,732 for the six months ended June 30, 2004, an increase of $3,354 or 7% when compared to the corresponding period in 2003.

Net loss on disposal of equipment was a result of the Registrant disposing of 408 containers during the six-month period ended June 30, 2004, as compared to 442 containers during the same period in 2003. These disposals resulted in a loss of $88,971 for the six-month period ended June 30, 2004, as compared to $179,802 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net loss on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $272,810 and $286,546 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $281,998 and $373,695, respectively.

Cash from Financing Activities: Net cash used in financing activities was $591,031 during the first six months of 2004 compared to $753,423 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

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

Date: August 12, 2004

EXHIBIT INDEX

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