Form 10-Q
period 2005-09-30
IEA INCOME FUND XI LP
filed 2005-11-14
CIK 867640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☐.  No ☑.

IEA INCOME FUND XI, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of September 30, 2005 and December 31, 2004, condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, (collectively the “Financial Statements”) for IEA Income Fund XI, L.P. (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND XI, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents, includes $618,254 at September 30, 2005 and $760,239 at December 31, 2004 in interest-bearing accounts	$633,254	$775,239
Net lease receivables due from Leasing Company (notes 1 and 2)	190,374	290,032

Total current assets	823,628	1,065,271

Container rental equipment, at cost	4,733,848	6,213,647
Less accumulated depreciation	(3,748,404)	(4,675,298)

Net container rental equipment (note 1)	985,444	1,538,349

Total assets	$1,809,072	$2,603,620

Partners’ Capital
Partners’ capital (deficit):
General partner	$(211,186)	$(331,842)
Limited partners	2,020,258	2,935,462

Total partners’ capital	$1,809,072	$2,603,620

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 4)	$110,404	$173,063	$339,766	$493,412

Other operating income (expenses):
Depreciation	(77,133)	(154,002)	(253,655)	(511,522)
Other general and administrative expenses	(25,584)	(21,698)	(77,301)	(71,431)
Net gain (loss) on disposal of equipment	32,859	(27,665)	130,085	(116,635)

Income (loss) from operations	40,546	(30,302)	138,895	(206,176)

Other income:
Interest income	4,256	1,159	10,821	2,080

Net income (loss)	$44,802	$(29,143)	$149,716	$(204,096)

Allocation of net income (loss):
General partner	$43,427	$(291)	$148,341	$(2,041)
Limited partners	1,375	(28,852)	1,375	(202,055)

	$44,802	$(29,143)	$149,716	$(204,096)

Limited partners’ per unit share of net income (loss)	$0.00	$(0.01)	$0.00	$(0.10)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND XI, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash provided by operating activities	$258,052	$416,923

Cash flows provided by investing activities:
Proceeds from disposal of equipment	438,493	465,598
Payment received from sales-type lease for sale of rental equipment	105,734	—

	544,227	465,598

Cash flows used in financing activities:
Distribution to general partner	(27,685)	(24,618)
Distribution to limited partners	(916,579)	(858,252)

	(944,264)	(882,870)

Net decrease in cash and cash equivalents	(141,985)	(349)

Cash and cash equivalents at the beginning of the period	775,239	790,330

Cash and cash equivalents at the end of the period	$633,254	$789,981

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

The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At September 30, 2005, approximately 22% of the original equipment remained in the Partnership’s fleet. Within the next twelve months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus dissolving and terminating the Partnership.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2005 and 2004.

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
(Continued)

IEA INCOME FUND XI, L.P.
Notes to Unaudited Condensed Financial Statements
(2) Net Lease Receivables Due from Leasing Company
Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Gross lease receivables	$302,883	$285,162
Sales-type lease receivable, net of unearned income (see Note 3)	62,913	168,647

	365,796	453,809

Less:
Direct operating payables and accrued expenses	98,426	90,229
Base management fees payable	14,369	9,683
Reimbursed administrative expenses	2,954	4,646
Allowance for doubtful accounts	59,673	59,219

	175,422	163,777

Net lease receivables	$190,374	$290,032

(3) Sales-Type Lease Receivable
On December 1, 2004, the Leasing Company, on behalf of the Partnership, amended a term lease agreement with one lessee to include a bargain purchase option. As a result of the amendment, the Partnership reclassified the term lease agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of 943 on-hire containers that were subject to the amended term lease agreement. The sales-type lease expires March 31, 2006. At September 30, 2005, the minimum future lease rentals under this sales-type lease, net of unearned income are:

			Net Minimum Future
	Gross Sales-Type	Unearned Sales-Type	Sales-Type Lease
	Lease Receivable	Lease Income	Rentals
2005	$31,896	$808	$31,088
2006	32,147	322	31,825

Total	$64,043	$1,130	$62,913

(Continued)

IEA INCOME FUND XI, L.P.
Notes to Unaudited Condensed Financial Statements
(4)  Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Rental revenue	$148,215	$231,147	$480,250	$713,132
Interest income from sales-type lease	1,349	—	5,651	—

	149,564	231,147	485,901	713,132

Less:
Rental equipment operating expenses	16,836	26,893	70,819	123,540
Base management fees	12,555	16,404	39,915	48,850
Reimbursed administrative expenses
Salaries	7,294	9,278	25,545	32,349
Other payroll related expenses	658	1,836	3,486	4,150
General and administrative expenses	1,817	3,673	6,370	10,831

	39,160	58,084	146,135	219,720

Net lease revenue	$110,404	$173,063	$339,766	$493,412

(Continued)

IEA INCOME FUND XI, L.P.
Notes to Unaudited Condensed Financial Statements
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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2005, the Partnership operated 1,579 twenty-foot 582 forty-foot and 21 forty-foot high-cube marine dry cargo containers, as well as 19 twenty-foot and 1 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Dry cargo containers	$136,071	$203,589	$435,578	$623,824
Refrigerated containers	13,493	27,558	50,323	89,308

Total	$149,564	$231,147	$485,901	$713,132

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
Market Overview
     Commencing in 2001, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Accordingly, the Partnership’s financial condition and results from operations are affected by the impact of market conditions on its remaining on-hire containers, as well as market conditions affecting the Partnership’s off-hire containers, including those affecting the container resale market.
     The container leasing industry continues to operate under the most favorable market conditions in its 35-year-plus history. During 2003 and 2004, industry observers report that global container trade grew by an estimated 8% and 12%, respectively. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year. These favorable conditions contributed to a strong container leasing market, resulting in high levels of demand for existing containers and a decline in off-hire container inventories. During 2005, demand for existing dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply, resulting in a more balanced leasing market. As a result, utilization of the Partnership’s combined fleet declined to approximately 92.7% at September 30, 2005 when compared to 93.5% at June 30, 2005, still a very favorable level of utilization when compared to historical levels. Forecasts for economic growth and global container trade remain strong and, while 2005 is expected to finish as one of the strongest years for the container leasing industry, growth in these indicators is expected to be at a more moderate pace than that experienced during 2004. This is due to a number of factors, including the effects of increased crude oil prices on the global economy.
     During the three and nine-month periods ending September 30, 2005, high utilization levels continued to contribute to low inventories of off-hire containers as shipping lines employed more leased containers to meet the growth in containerized trade. Declining inventories have also contributed to an increase in the amount of proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. The inventory levels experienced during the three and nine-month periods ended September 30, 2005 have generally resulted in substantial decreases in storage and other inventory-related operating expenses. A significant increase in container inventories in future periods may contribute to increases in the Partnership’s storage and related inventory expenses.
     The price of a new 20-foot dry cargo container increased to a peak of $2,300 during the first nine months of 2005 and has declined to approximately $1,700 at the end of September 2005 due to reduced demand for new dry cargo containers, a corresponding buildup of new container inventories at Chinese container factories and a recent decline in the price of Corten steel and other raw materials. The decline in orders for new dry cargo containers was further affected by increased efficiencies by the shipping lines, as well as the fact that ports have avoided the congestion problems that occurred in the U.S. and Europe during 2004. The recent decline in the cost of new dry cargo containers was the first to have occurred in over three years. Container prices continue to be tied to energy costs, steel prices and interest rates, and are subject to fluctuations based on these variables. Although the Partnership may no longer purchase new containers, the price of new containers has indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has also positively affected the Partnership’s results from operations, contributing to the Partnership’s high utilization levels, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing favorable sale proceeds from the sale of its containers. During the third quarter of 2005, buyers continued to demand existing, older containers. In many geographical markets, sales prices for used containers increased as inventories of off-hire containers at non-factory locations declined, reducing the available supply of containers eligible for sale. A significant increase in inventory levels in future periods, as well as significant declines in new container prices, could adversely impact sales proceeds realized on the sale of containers.

     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower freight rates, resulting in reduced profitability for the shipping lines, that in turn could have adverse implications for container leasing companies.
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

     At September 30, 2005, approximately 22% of the original equipment remained in the Partnership’s fleet, as compared to approximately 26% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	441	224	12	14	—
Term lease
Short term[1]	219	146	4	—	1
Long term [2]	80	45	3	—	—
Sales-type lease	744	110	—	—	—

Subtotal	1,484	525	19	14	1
Containers off lease	95	57	2	5	—

Total container fleet	1,579	582	21	19	1

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	6,411	100%	3,342	100%	200	100%	103	100%	50	100%
Less disposals	4,832	75%	2,760	83%	179	90%	84	82%	49	98%

Remaining fleet at September 30, 2005	1,579	25%	582	17%	21	10%	19	18%	1	2%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between October 2006 and December 2010.
     Within the next twelve months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus dissolving and terminating the Partnership.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Net lease revenue was $110,404 for the three months ended September 30, 2005, compared to $173,063 for the same period in the prior year. The decrease was primarily due to a $82,932 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size, as well as a decrease in dry cargo container utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	2,885	3,656
Refrigerated containers	37	72

Average utilization rates
Dry cargo containers	94%	95%
Refrigerated containers	83%	76%

     Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $18,924 when compared to the same period in 2004, and partially offset the decline in gross lease revenue. The $10,057 decrease in direct operating expenses was largely attributable to the reduction in the provision for doubtful accounts during the three-month period ended September 30, 2005 compared to the same period of the prior year.
     Depreciation expense of $77,133 for the three months ended September 30, 2005 declined by $76,869 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $25,584 for the three-month period ended September 30, 2005, an increase of $3,886 or 18% when compared with the same period in 2004, due to increased costs associated with investor communications.
     Net gain on disposal of equipment for the three months ended September 30, 2005 was $32,859, as compared to a net loss of $27,665 for the corresponding period in 2004. The Partnership disposed of 151 containers during the third quarter of 2005, compared to 170 containers during the same three-month period in 2004. The Partnership believes that the net gain on container disposals in the three-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. In subsequent periods, net gain on disposal of equipment will be primarily influenced by the agreements entered into for the final sale of the Partnership’s containers. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2005 and 2004.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Net lease revenue was $339,766 for the nine months ended September 30, 2005, compared to $493,412 for the same period in the prior year. The decrease was primarily due to a $232,882 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 5% decrease in the average per-diem rental rate for refrigerated cargo containers, partially offset by an increase in fleet utilization rates, when compared to the same nine-month period in the prior year. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	3,074	3,969
Refrigerated containers	43	84

Average utilization rates
Dry cargo containers	95%	92%
Refrigerated containers	86%	72%
     Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $73,585 when compared to the same period in 2004, and partially offset the decline in gross lease revenue. The $52,721 decrease in direct operating expenses was largely attributable to the Partnership’s higher fleet utilization rates during the nine-month period ended September 30, 2005 compared to the same period of the prior year, and its positive impact on inventory-related expenses such as storage and repositioning, as well as activity-related expenses such as repair, maintenance and handling expenses. The Partnership also recognized a reduction in the provision for doubtful accounts for the nine months ended September 30, 2005, compared to the same period in the prior year.

     Depreciation expense of $253,655 for the nine months ended September 30, 2005 declined by $257,867 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $77,301 for the nine-month period ended September 30, 2005, an increase of $5,870 or 8% when compared with the same period in 2004.
     Net gain on disposal of equipment for the nine months ended September 30, 2005 was $130,085, as compared to a net loss of $116,635 for the corresponding period in 2004. The Partnership disposed of 408 containers during the first nine months of 2005, compared to 578 containers during the same nine-month period in 2004. The Partnership believes that the net gain on container disposals in the nine-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. In subsequent periods, net gain on disposal of equipment will be primarily influenced by the agreements entered into for the final sale of the Partnership’s containers.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 2001, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Since that time, the Partnership has been actively disposing of its fleet, with cash proceeds from equipment disposals, in addition to cash from operations, providing the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At September 30, 2005, approximately 22% of the original equipment remained in the Partnership’s fleet. Within the next twelve months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus dissolving and terminating the Partnership. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner.
     At September 30, 2005, the Partnership had $633,254 in cash and cash equivalents, a decrease of $141,985 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. At September 30, 2005, the Partnership had an additional $45,000 as part of its working capital for expenses related to its final liquidation and subsequent dissolution. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $258,052 during the nine months ended September 30, 2005, compared to $416,923 for the same nine month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $544,227 during the nine months ended September 30, 2005, compared to $465,598 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment and payment received from the sales-type lease for the sale of rental equipment.

     Cash from Financing Activities: Net cash used in financing activities was $944,264 during the nine months ended September 30, 2005 compared to $882,870 during the nine months ended September 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.
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
Item 4. Submissions of Matters to a Vote of Securities Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 14, 1990	*

3(b)	Certificate of Limited Partnership	**

10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***

10(b)	Assignment of Leasing Agent Agreement dated January 1, 1992 between the Partnership, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document *****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

*****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC
Date: November 11, 2005

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 14, 1990	*

3(b)	Certificate of Limited Partnership	**

10(a)	Form of Leasing Agent Agreement with LPI Leasing Partners International N.V.	***

10(b)	Leasing Partners International N.V. Assignment of Leasing Agent Agreement dated January 1, 1992 between the Partnership, CCC (formerly Intermodal Equipment Associates), Cronos Containers N.V. (formerly LPI Leasing Partners International N.V.) and Cronos Containers Limited	****

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document *****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 14, 1990, included as part of Registration Statement on Form S-1 (No. 33-36701)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-36701)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-36701)

****	Incorporated by reference to Exhibit 10(b) to the Report on Form 10-K for the fiscal year ended December 31, 1999.

*****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.